Form 10-K
period 1997-12-31
PETERSEN COMPANIES INC
filed 1998-03-24
CIK 1043412

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1997 or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from        to

                        Commission file number 1-13373

                         THE PETERSEN COMPANIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                      36-4099296
  (State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
                or organization)
    6420 WILSHIRE BOULEVARD, LOS ANGELES, CA                         90048
    (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (213) 782-2000

          Securities registered pursuant to Section 12(b) of the Act:

                CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of Class)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Not applicable

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 1998 at a closing sale price of $25.19 as reported by the New York Stock Exchange Inc. was approximately $325.6 million. Shares of Class A Common held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Class A Common have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 16, 1998, the Registrant had 27,022,974 shares of Class A Common Stock outstanding and 7,886,290 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Annual Meeting to be held on April 22, 1998 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report of Form 10-K (the "Form 10-K").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          THE PETERSEN COMPANIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                        PAGE NO.
                                                                        --------
PART I...............................................................     1
Item 1.  Business....................................................     1
Item 2.  Properties..................................................    11
Item 3.  Legal Proceedings...........................................    11
Item 4.  Submission of Matters to a Vote of Security-Holders.........    11
Item 4A.  Executive Officers of the Registrant.......................    11

PART II..............................................................    13
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................    13
Item 6.  Selected Financial Data.....................................    14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    16
Item 8.  Financial Statements and Supplementary Data.................    22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    22

PART III.............................................................    23
Item 10.  Directors and Executive Officers of the Registrant.........    23
Item 11.  Executive Compensation.....................................    23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................    23
Item 13.  Certain Relationships and Related Transactions.............    23

PART IV..............................................................    23
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K........................................................    23

                                    PART I

  This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the various topics discussed under Item 1 and set forth in the "Management's Discussion and Analysis" under Item 7.

ITEM 1. BUSINESS.

  The Petersen Companies, Inc. (the "Company") is a leading multi-media marketing solutions and brand development company with a diverse portfolio of more than 81 publications, including 25 monthly, 14 bimonthly and 42 single issue or annual publications, television programs, licensing, tradeshows, consumer events, databases, custom publishing and retail promotions. Based on data from Mediamark, the Company estimates that its magazines are read by approximately 52 million adult readers including 45 million male readers each month. The Company offers its advertisers the ability to reach both a targeted market within its individual magazines as well as a larger audience by advertising across the Company's broad portfolio of magazines. The Company's internationally-recognized magazines include: (i) Motor Trend, which is a leading authority on new domestic and foreign automobiles and, is among the world's leading automotive magazines in terms of paid circulation with approximately 1.1 million subscribers; (ii) Teen, which has the largest paid circulation of any of the Company's magazines with paid circulation of more than 1.8 million; and (iii) Hot Rod, which is one of the largest paid circulation automotive magazines in the world with a paid circulation of approximately 800,000. Of the Company's 15 core magazines, nine are ranked first in their respective markets based on annual paid circulation in 1997, including two magazines that are the only national magazines published in their respective markets.

  The special-interest nature of the Company's magazines creates an opportunity for its advertisers to efficiently reach their target audience, as the Company believes that its enthusiast readers value special-interest magazines for both their product information and editorial content. Based on data from Mediamark, the Company estimates that its magazines are read by more adult males (ages 18 to 34) than that of any other U.S. special interest magazine publisher and are read by approximately one-third of all young females (ages 12 to 19) in the United States. The adult male market is particularly attractive to advertisers due to its size and overall purchasing power, while the young female market provides advertisers with the opportunity to establish brand recognition during the early stages of this important consumer group's buying behavior. Further, the Company believes that the endemic nature of the Company's advertiser base and the diversity of its publications makes its advertising revenues less susceptible to changes in general economic conditions.

  The Company is organized into seven publishing groups: Automotive Performance, Motor Trend, Youth, Outdoor, Photo/Marine, Motorcycle/Bicycle and Sport. Each publishing group is organized around one or more of the Company's core monthly publications which target a distinct special-interest segment or specific general interest segment (e.g., Teen and Sport). The operations of each group are focused on delivering high-quality editorial content, generating endemic advertising sales and developing new titles or activities to reach such group's enthusiast readers. Each publishing group is supported by a number of centralized corporate functions. The Company conducts all of its non-endemic advertising, subscription and newsstand sales and marketing activities and develops ancillary revenue through event management, licensing arrangements and electronic publishing on a centralized basis to take advantage of the broad reach and significant market presence of the Company's magazine portfolio. In addition, all of the Company's production, distribution and administrative activities are centralized to achieve economies of scale and operating synergies. The combination of each group's focused editorial and sales staff supported by centralized corporate functions has enabled the Company to improve profit margins and provides a competitive advantage in the development and launch of new titles within an existing group.

  The Company's 15 core magazines average over 30 years in publication and have developed internationally-recognized brands within each of their respective markets.

  The Company's business and operating strategy is designed to provide strong revenue growth, and increase profitability by improving the performance of existing titles, launching and acquiring additional publications and developing ancillary revenue streams by capitalizing on its internationally-recognized brands and efficient operations. The key elements of this strategy include: (i) cross-sell advertising and expand advertiser base; (ii) increase direct subscription sales and magazine prices; (iii) develop ancillary revenue opportunities; (iv) develop and launch new titles; (v) selectively acquire titles; (vi) develop business-to-business opportunities; and (vii) continue to identify and implement operating improvements.

BACKGROUND

  The Company's origin dates back to 1948, when its founder, Robert E. Petersen, first began publishing and selling a specialized newsletter entitled Hot Rod. The Company then grew into a leading publisher of special-interest magazines, expanding principally into areas in which Mr. Petersen had a personal interest. On September 30, 1996, an investor group led by Willis Stein & Partners, L.P. ("Willis Stein"), James D. Dunning, Jr. and certain members of the Company's senior management (collectively, the "Investor Group") acquired substantially all of the publishing assets of the Petersen Publishing Company (the "Predecessor") in a leveraged acquisition (the "Acquisition").

  The Company's operations are conducted primarily through its operating subsidiary, Petersen Publishing Company, L.L.C. ("Publishing"). The Company was incorporated in August 1996 under the laws of the State of Delaware. The Company's principal executive offices are located at 6420 Wilshire Boulevard, Los Angeles, California 90048 and its telephone number is (213) 782-2000.

SOURCES OF REVENUE

  Substantially all of the Company's revenues are derived from advertising and circulation sales, with lesser amounts derived from other sources such as domestic and international licensing arrangements. Circulation revenues are generated from subscription and newsstand sales and list rentals. The following table sets forth the sources and amounts of the Predecessor's revenues for the fiscal years ended November 30, 1994 and 1995 and the Company's revenues for the years ended December 31, 1996 and 1997 (dollars in millions):

                                   PREDECESSOR             COMBINED (1)          COMPANY
                            --------------------------  ------------------  ------------------
                               FISCAL YEARS ENDED
                                  NOVEMBER 30,                 YEAR                YEAR
                            --------------------------        ENDED               ENDED
                                1994          1995      DECEMBER 31, 1996   DECEMBER 31, 1997
                            ------------  ------------  ------------------  ------------------
   SOURCES OF REVENUE       AMOUNT   %    AMOUNT   %     AMOUNT      %       AMOUNT      %
   ------------------       ------ -----  ------ -----  ------------------  ------------------
   Advertising............. $117.4  57.9% $124.3  57.9% $   135.5     59.6% $   149.1     60.3%
   Newsstand...............   40.1  19.7    39.9  18.6       42.0     18.5       43.7     17.7
   Subscriptions, net (2)..   42.6  21.0    43.9  20.5       43.3     19.1       46.9     19.0
   Other...................    2.7   1.4     6.4   3.0        6.4      2.8        7.4      3.0
                            ------ -----  ------ -----  --------- --------  --------- --------
   Total................... $202.8 100.0% $214.5 100.0% $   227.2    100.0% $   247.1    100.0%
                            ====== =====  ====== =====  ========= ========  ========= ========

--------
(1) Reflects the operations of the Predecessor for nine months ended September 30, 1996 and those of the Company for the three months ended December 31, 1996 on a combined basis.
(2) Subscription revenues are shown net of agency commissions of $42.0, $49.5, $55.0, and $55.0 for the years ended November 30, 1994 and 1995, and the years ended December 31, 1996 and 1997, respectively.

 Advertising

  Advertising sales accounted for approximately 59.6% and 60.3% of the Company's net revenues for the years ended December 31, 1996 and 1997, respectively. The Company's advertising rates and rate structures vary among the Company's publications and are based, among other things, on the circulation of the particular publication and the size and location of the advertisement in the publication. As compared to general-interest magazines, the Company believes that its advertising revenues are less susceptible to changes in general economic conditions due to the diversity of its publications and the endemic nature of its advertiser base. In addition, the Company has a diverse advertiser base, with its top 20 advertisers accounting for approximately 30% of the Company's advertising revenues for the years ended December 31, 1996 and 1997.

  The Company's advertising revenues are principally derived from large and small manufacturers of products endemic to the editorial content of the Company's magazines such as: new cars, trucks and motorcycles, aftermarket automotive parts, hunting equipment, recreational firearms, bicycles and bicycle accessories, diving equipment and photographic equipment and supplies. Such manufacturers utilize the Company's magazines to efficiently advertise their specialized products to the Company's enthusiast readership. Certain of the Company's advertisers rely on the Company's publications as their primary source of media advertising. In addition to revenues from endemic advertising, the Company also derives a portion of its advertising revenues from well-known national manufacturers of consumer products that do not directly relate to the editorial content of the Company's magazines, such as apparel, footwear and accessories, cosmetics and food and beverages. The Company derives the largest portion of its advertising revenues from the automotive industry, which has traditionally accounted for the largest percentage of total advertising expenditures in the consumer magazine industry. For the year ended December 31, 1997, the Company derived approximately 17.0% and 21.5% of its advertising revenues from automotive manufacturers of original equipment and aftermarket parts, respectively.

 Newsstand

  Newsstand sales accounted for approximately 18.5% and 17.7% of the Company's net revenues for the years ended December 31, 1996 and 1997, respectively. The Company generally receives between 40% and 50% of the cover price of an individual magazine sold through a newsstand with the balance of such cover price going to such magazine's distributor, wholesaler and retailer.

 Subscriptions

  Subscription sales accounted for approximately 19.1% and 19.0% of the Company's net revenues for the years ended December 31, 1996 and 1997, respectively. Subscriptions to the Company's magazines are generally sold either directly by the Company or by an independent subscription agent, such as Publishers Clearing House. In addition to utilizing subscription agents, the Company has historically sold its subscriptions using a variety of techniques including direct reply subscription cards, direct mail and television advertisements.

 Other Circulation

  The Company has developed a database that includes detailed demographic information on approximately 16 million current or former subscribers. The Company uses this database to, among other things, develop specific subscriber lists for third parties including the Company's advertisers. Subscriber list rental income accounted for approximately .7 % and 1.5% of net revenues for the years ended December 31, 1996 and 1997 respectively. The Company believes it can continue to increase list rental income by actively marketing its subscriber database to a broad group of potential users.

 Other Revenue Sources

  Prior to the Acquisition, the Company operated as a traditional consumer magazine company deriving substantially all of its revenues from advertising and circulation sales. Management estimates that while many consumer magazine publishers currently derive approximately 10% to 20% of their revenues from ancillary revenue sources, the Company derived only about 3% to 4% of its revenues from ancillary sources prior to the Acquisition. These additional revenues are derived primarily from domestic and international licensing arrangements and sponsorship of special events, such as trade shows and outdoor festivals that relate to the editorial content of the Company's magazines. Since the Acquisition, the Company has pursued various new ancillary revenue opportunities including television programming, licensing, databases, custom publishing and retail promotions as a result of its internationally-recognized brands and in 1997, the Company formed Petersen Enterprises, adding a new senior manager to pursue such opportunities.

  The Company believes that there are significant opportunities to increase revenues by leveraging off the editorial content, subscription database, and the internationally-recognized brands of the Company's existing publications. With the growth of electronic publishing, the Company believes that there will be increased opportunities to utilize the editorial content of the Company's publications across different formats. The Company has already established a web-site on the Internet for Motor Trend, Bicyclist and Petersen's Photographic, and expects to establish a Teen web-site in the near future. The Company believes that electronic publishing offers opportunities to generate additional revenues through increased advertising sales, access fees and additional subscription sales.

  The Company also believes that significant opportunities exist to generate additional revenues through affinity group marketing programs through which the Company would sell complimentary products or services in addition to magazines directly to its subscribers. Through such programs, the Company will seek to increase its revenues from a typical subscriber from a single magazine subscription to a variety of related products and services. The Company believes that its special-interest publications continue to provide an attractive platform through which to pursue such programs. The Company also intends to continue to enter into licensing arrangements for products and services that use the Company's internationally-recognized brands.

  Because the editorial content of many of its magazines would also appeal to readers outside the United States, management believes that significant opportunities exist to establish international licensing agreements, particularly in Asia, Australia, Great Britain and Western Europe. Other areas in which the Company is developing additional revenue streams include creating business-to-business publications and entering into strategic joint ventures.

PUBLICATIONS

  The Company's portfolio includes 25 monthly, 14 bi-monthly and 42 single issue or annual publications. The following table sets forth selected information relating to the Company's current portfolio of monthly and bi-monthly publications:

                                                           AVERAGE CIRCULATION
                                                              FOR THE YEAR
                                                                  ENDED
                                                              DECEMBER 31,       FREQUENCY OF     YEAR OF
GROUP                    MAGAZINE TITLE                         1997 (1)        PUBLICATION (2) INTRODUCTION
-----                    --------------                   --------------------- --------------- ------------
                                                          (COPIES IN THOUSANDS)
Automotive Performance:  Hot Rod.........................         795.7              Monthly        1948
                         Car Craft.......................         395.9              Monthly        1953
                         Petersen's 4 Wheel & Off-Road...         359.8              Monthly        1977
                         Sport Truck.....................         201.4              Monthly        1988
                         Chevy High Performance..........         175.4              Monthly        1987
                         Circle Track and Racing
                          Technology.....................         130.6              Monthly        1982
                         Rod & Custom....................         117.8              Monthly        1955
                         Mustang & Ford..................         103.1           Bi-Monthly        1980
                         Custom Classic Trucks (3).......          93.9           Bi-Monthly        1994
                         Hot Rod-Bikes (3)...............          71.4              Monthly        1994
                         5.0 Mustang (3).................          58.5           Bi-Monthly        1994
                         Kit Car (3).....................          72.3              Monthly        1982
                         Super Street (4)................           --               Monthly        1996
                         4x4 Power (4)...................           --               Monthly        1996
                         VW Customer & Classic (4).......           --            Bi-Monthly        1997
                         Watercraft Power (4)............           --               Monthly        1997
Motor Trend:             Motor Trend.....................        1068.2              Monthly        1949
Youth:                   Teen............................        1842.2              Monthly        1957
                         All About You!..................         276.9              Monthly        1995
Outdoor:                 Guns & Ammo.....................         591.7              Monthly        1958
                         Petersen's Hunting..............         344.8              Monthly        1973
                         Handguns........................         150.5              Monthly        1987
                         Petersen's Bowhunting...........         157.7           Bi-Monthly        1989
                         Pennsylvania Sportsman..........          54.8           Bi-Monthly        1980
                         New York Sportsman..............          32.9           Bi-Monthly        1991
                         Michigan Hunting & Fishing......          31.0           Bi-Monthly        1993
                         SHOT Business (5)...............          20.8              Monthly        1993
                         Petersen's Shotguns (4).........           --            Bi-Monthly        1997
                         Rifle Shooter (4)...............           --            Bi-Monthly        1997
Photo/Marine:            Petersen's Photographic.........         204.5              Monthly        1972
                         Skin Diver......................         206.0              Monthly        1951
                         Family Photo (4)................           --            Bi-Monthly        1997
Motorcycle/Bicycle:      Motorcyclist....................         344.8              Monthly        1912
                         Dirt Rider......................         174.0              Monthly        1982
                         Mountain Biker..................         122.7              Monthly        1994
                         Bicyclist.......................          88.8           Bi-Monthly        1984
                         Sport Rider.....................         100.7           Bi-Monthly        1993
                         Cruiser (4).....................           --            Bi-Monthly        1997
Sport:                   Sport...........................         752.0              Monthly        1946

--------
(1) Based on circulation information provided by the Company to the Audit Bureau of Circulation except for SHOT Business.
(2) Magazines that are published 10 to 12 times per year are classified as monthly publications. Magazines that are published 6 to 9 times per year are classified as bi-monthly publications.
(3) Based on sworn average circulation for the six months ended December 31, 1997, except for Kit Car, which is for the six months ended December 31, 1996.
(4) No circulation information is available due to the publication's limited operating history.
(5) Based on circulation information provided by BPA International for the six-months ended December 31, 1997.

  Each publishing group produces single issue publications, annuals, hard cover books and/or technical volumes. These publications generally provide more in-depth coverage of topics addressed in the Company's monthly and bimonthly magazines. Examples of such single issue publications include Teen's Celebs, Sharks & Divers, Muscle Car How-To's and BMX Racer. By utilizing portions of the editorial content previously appearing in its monthly and bimonthly publications, the Company is able to generate additional revenues in a cost-effective manner through such publications. In addition, the Company utilizes single issue publications as a means of developing and testing new publications. Many of the Company's current monthly and bimonthly publications were first introduced as single issue publications.

  The following sets forth a brief description of each of the Company's 15 core magazines by publishing group:

AUTOMOTIVE PERFORMANCE GROUP

  Hot Rod was the first magazine launched by the Company's founder in 1948. Hot Rod is dedicated to the sport of "hot rodding" and primarily focuses on high performance and personalized vehicles. Hot Rod's editorial content covers all aspects of the automobile performance industry and features the latest trends, performance cars and trucks, custom built street rods as well as racing vehicles of all types. Hot Rod's comprehensive coverage includes in-depth product testing, technical articles, editorial commentary, road tests, engine buildups and photo stories on project cars. Hot Rod is the dominant publication in its targeted market and competes with Popular Hot Rodding. The Company has licensed the use of the Hot Rod brand name in connection with a television show for TNN, and for automotive performanced based curriculum at the United Technologies Institute Automotive Education Centers.

  Petersen's 4 Wheel & Off-Road ("4 Wheel & Off-Road") is a leading magazine for four-wheel drive enthusiasts. Established in 1978, 4 Wheel & Off-Road is aimed at people who: (i) are considering the purchase of a new four-wheel drive vehicle; (ii) want to accessorize and improve their vehicle; or (iii) frequently drive their four-wheel drive in competitive settings. In addition to a strong technical base, 4 Wheel & Off-Road also features monthly articles which cover the nation's truck and off-road events. 4 Wheel & Off-Road principally competes with Four Wheeler and Off-Road.

  Car Craft is a comprehensive do-it-yourself street performance magazine. Established in 1953, Car Craft is devoted to knowledgeable enthusiasts interested in obtaining maximum performance from modified street machines and racing vehicles. Car Craft features informative monthly articles, including technical how-to-articles, in-depth testing of new performance cars and information regarding new performance technology.

  Sport Truck provides its readers with information about the street truck marketplace. Sport Truck provides both step-by-step and technical articles that detail the customizing process and provides complete coverage of the products and tools involved in the customization. Sport Truck focuses on the latest trucks on the market as well as prototypes, including both domestic and import models. Sport Truck's principal competition is from Truckin' magazine.

  Chevy High Performance is designed to be an authoritative source for enthusiasts who are interested in buying, building, restoring and modifying high-performance Chevrolet automobiles ("Chevys"). Chevy High Performance was first introduced in 1987 and provides its readers with in depth, step-by-step technical articles showing how to modify, fabricate and build high performance into their Chevys. Features also include the latest news, profile readers' cars and highlight upcoming Chevy events. Chevy High Performance's principal competition is from Super Chevy magazine.

  Circle Track & Racing Technology ("Circle Track") is a leading technical magazine for oval-track racers, fans and enthusiasts. Circle Track provides an emphasis on how-to technical articles, in-depth discussions of engine, chassis and racing technology, descriptive car features, behind-the-scenes event coverage and action photography. Circle Track was introduced in 1982 and currently competes with Stock Car Racing and Open Wheel magazines.

MOTOR TREND GROUP

  Motor Trend is recognized as a leading authority on new domestic and foreign automobiles. Founded by the Company in 1949, Motor Trend provides comprehensive information and guidance to new car buyers as well as car and truck enthusiasts. Motor Trend typically tests more than 200 new cars, trucks, minivans and sport utility vehicles annually, which the Company believes is more than any other competitive publication. Motor Trend's annual automotive industry awards (Car of the Year, Import Car of the Year and Truck of the Year) are widely regarded as one of the most prestigious in the industry. During the last two years, Motor Trend has been the fastest growing magazine in the automobile field in terms of paid circulation.

  In June 1996, the Company established a Motor Trend web-site on the Internet, which currently contains approximately 30% of the editorial content of the monthly edition. During 1997, the web-site averaged approximately 500,000 hits per day for the year and approximately 600,000 hits per day during the fourth quarter of 1997. The Company believes that the Internet offers additional opportunities to generate revenues through increased advertising sales, access fees and additional subscription sales. The Company has also licensed the use of the Motor Trend brand name in connection with a television show for TNN. In addition, the Company published six Motor Trend buyer's guides in 1997 and in December of 1997, launched a sister publication Truck Trends. Motor Trend's principal competitors are Car and Driver, Road & Track and Automobile.

YOUTH GROUP

  Teen has the largest circulation of any of the Company's magazines. Teen's editorial content covers a broad range of topics relevant to girls aged 13 to 19, including fashion, beauty, entertainment and a wide variety of contemporary issues. Teen places a strong emphasis on the development of self-esteem and self-confidence among its readers. Teen principally competes with Seventeen and YM.

  Following the Acquisition, management made a number of changes to Teen designed to increase its appeal to both readers and advertisers, including refocusing its editorial content to attract more readers in their late teens in an effort to increase advertising revenues from the cosmetic and fashion apparel industries. In addition, management improved Teen's cover layout and artwork and upgraded the paper grade used for its production. These changes resulted in Teen's average circulation increasing from 1.2 million in 1996 to over 1.8 million in 1997. Teen's management recently moved to New York City to increase its visibility among advertisers in the fashion and cosmetic industries.

OUTDOOR GROUP

  Guns & Ammo is edited for the sportsman with an interest in the practical applications of sporting firearms, with an emphasis on their safe and proper use. Guns & Ammo features information on current production of sporting arms and their use, as well as technical articles on all facets of sport shooting. Each issue of Guns & Ammo delivers an editorial mix that includes hunting, shooting, reloading, antique and modern arms, ballistics and firearms legislation. Guns & Ammo principally competes with Shooting Times and Guns.

  Petersen's Hunting ("Hunting") is the only U.S. national monthly publication devoted entirely to the sport of recreational hunting. Every issue contains instructional and entertaining articles for the hunting enthusiast. Hunting presents in-depth coverage of the various hunting disciplines: big and small game, waterfowl, upland game, and foreign hunting, and other more specialized aspects of the sport and its equipment. Hunting has no direct competitors and indirectly competes with American Hunter and North American Hunter, each of which is associated with a hunting organization, and Sports Afield, which covers a wide variety of outdoor activities.

PHOTO/MARINE GROUP

  Skin Diver was introduced in 1951 and is the largest diving magazine in the world in terms of annual circulation. The magazine's editorial focus involves three categories: (i) diving news, safety and educational issues; (ii) dive product performance reviews; and (iii) local and overseas dive travel. Skin Diver provides information on scuba diving equipment, snorkeling, underwater photography, shipwreck exploration, marine life, organized diving events, scuba education and dive travel. Skin Diver is the only national publication that focuses primarily on all aspects of skin diving and competes on a limited basis with Rodale's Scuba Diving.

  Petersen's Photographic ("Photographic") magazine is a how-to guide dedicated to increasing photographic knowledge, skill and enjoyment for both amateurs and professionals. Photographic is edited for all levels of photography and blends equipment coverage with reports on photography techniques, workshops, schools, photo travel and contests. Photographic was introduced in 1972 and principally competes with American Photo and Popular Photography.

MOTORCYCLE/BICYCLE GROUP

  Motorcyclist, first introduced in 1912, is the oldest magazine published by the Company and the only U.S. national monthly publication that is dedicated exclusively to street motorcycles. The magazine's editorial focus is on the practical aspects of owning, maintaining and riding a street motorcycle. Motorcyclist is written for the enthusiast, offering authoritative road tests along with information on how to improve and modify the reader's current motorcycles. Motorcyclist principally competes with Cycle World.

  Dirt Rider is one of the world's largest dirt riding publications in terms of circulation and covers all aspects of off-road motorcycling. Dirt Rider offers readers full coverage of off-road motorcycling including new motorcycle evaluations, technical information, riding tips and the latest in riding accessories. Dirt Rider principally competes with Dirt Bike and Motocross Action.

SPORT GROUP

  Sport was acquired by the Company in 1988 and celebrated its 50th year in publication in 1996. Sport is the largest monthly sports publication in the market. Sport is designed to provide more in-depth and insightful coverage of action both on and off the field than can be found through other sources of sports news. Interviews, season previews, player and team evaluations and behind-the-scenes reports for both professional and collegiate sports aim to give the reader insight not available from television, newspapers or sports weeklies. Since the Acquisition, the Company has implemented a number of changes to Sport designed to improve its operating performance. The changes include redirecting its editorial focus and improving its layout and graphic quality. Sport principally competes with Inside Sports. The Company does not consider Sports Illustrated to be a competitive publication due primarily to the frequency of its publication.

SALES AND MARKETING

  The Company's sales and marketing activities are designed to implement the Company's business and operating strategy of increasing advertising, circulation and ancillary revenues. The Company employs a staff of approximately 200 persons who are engaged in sales and marketing.

 Advertising

  A key portion of the Company's advertising marketing strategy is designed to increase advertising revenues from non-endemic advertisers. Non-endemic advertising sales are currently handled by a centralized sales staff that is managed from New York City, in order to be in close proximity to the major non-endemic accounts. In 1997, the Company also instituted a new commission plan for salespersons in order to motivate the staff throughout the year and upgraded the support staff in the areas of marketing, creative services and research. The

Company has also expanded the number of salespersons dedicated to single, large advertising accounts, such as in the new automobile and aftermarket fields. The Company's endemic advertising sales are made by each publishing group. The Company credits this effort as one of the reasons for its third and fourth quarter advertising sales growth.

 Circulation

  Since the Acquisition, circulation marketing has moved to New York City, in order to more readily draw upon experienced circulation marketing talent.

 Ancillary Revenues

  Since the Acquisition, the Company has pursued certain ancillary revenue opportunities afforded it by its well-established brand names and intends to continue to do so in the future. The Company has recently created Petersen Enterprises and added a new senior manager as well as three new staff members to focus on such opportunities.

PRODUCTION, DISTRIBUTION AND FULFILLMENT

  The Company employs a staff of professionals to manage the production and oversee the printing, distribution and fulfillment of its magazines, which are outsourced to third parties. Through the use of state-of-the-art design and production technology, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, the Company is able to effectively produce and distribute all of its publications. The Company's production system for both graphics and editing utilizes an integrated publishing environment that is networked with satellite offices and World Color Press, Inc. ("World Color") who provides the Company's color separation, pre-press and related service requirements with respect to most of the Company's publications.

  The Company has an agreement with World Color in which it is generally required to use World Color for at least 85% of its pre-press and related service requirements. The Company believes, however, that other printers of similar quality could be engaged on similar terms. The Company also believes that its high volume of printing with World Color enables it to receive favorable printing rates. In February 1997, in exchange for an agreement to purchase additional printing services, the Company's then existing agreements with World Color were amended to extend the terms of the agreement and to provide more favorable pricing terms with respect to color separation, pre-press and related services. This agreement with World Color expires on December 31, 2003.

  The newsstand distribution of the Company's magazines is handled exclusively by Warner Publisher Services, Inc. ("Warner") pursuant to a distribution agreement. Such agreement will remain in effect until December 31, 1998, subject to automatic 90-day extensions thereafter unless either party delivers a termination notice. Warner distributes the Company's publications through a network of marketing representatives to domestic independent wholesalers as well as to other channels of distribution. Warner's marketing representatives solicit national, regional and local retailers in an effort to expand the number of retail outlets for the Company titles. The Company believes that using a single distribution agent enables it to receive favorable pricing terms.

  The Company's subscriptions are serviced by Neodata Services, Inc. ("Neodata"), which: (i) receives, verifies, balances and deposits payments from subscribers; (ii) maintains master files on all subscribers by magazine and issues bills and renewal notices to subscribers; (iii) issues address labels for the magazines as directed by the Company; and (iv) furnishes various reports to monitor all aspects of the subscription operations. The Company's existing agreement with Neodata may be terminated by either party after August 31, 1998.

RAW MATERIALS

  The Company's principal raw material is paper. Paper costs represented approximately 22.8%, 20.4%, 24.7% and 20.6% of the Company's production, selling and other direct costs for the fiscal years ended November 30, 1994 and 1995 and the years ended December 31, 1996 and 1997 respectively. The Company's outside printer currently supplies the Company with substantially all of its paper requirements. The Company believes that using this arrangement enables it to obtain favorable pricing as a result of the printer's large volume of paper purchasing. The available sources of paper have been, and the Company believes will continue to be, adequate to supply the Company's needs.

  Following the Acquisition, the Company secured sufficient paper to meet its projected raw material needs through the end of 1997 at a fixed price. In November 1997, the Company reached an agreement with World Color regarding the terms on which the Company will purchase paper in 1998.

COMPETITION

  The magazine publishing business is highly competitive. The Company principally competes for advertising and circulation revenues with publishers of other special-interest consumer magazines with similar editorial content as those published by the Company. Such competitors include: Primedia, Inc., which publishes Seventeen, Automobile and Truckin'; Hachette Filipacchi Magazines, Inc. ("Hachette"), which publishes Road and Track, Car & Driver, Popular Photography and Cycle World; Gruner + Jahr Publishing, which publishes YM; Rodale Press Inc., which publishes Bicycling and Rodale's Scuba Diving; and The Times Mirror Company, which publishes Outdoor Life and Field & Stream. Certain of the Company's competitors are larger and have greater financial resources than the Company. Most of the Company's magazines face competition within each of their respective markets from one to three other monthly publications. The Company does not believe that its magazines compete with weekly or bi-weekly publications and, with the exception of Sports Illustrated, the Company is not aware of any significant weekly or bi-weekly publication with similar editorial content to those of its publications. The Company believes that it competes with other special-interest publications based on the nature and quality of its magazines' editorial content. Of the Company's 15 core magazines, nine are ranked first in their respective markets based on annual circulation in 1997.

  In addition to other special-interest magazines, the Company also competes for advertising revenues with general-interest magazines and other forms of media, including broadcast and cable television, radio, newspaper, direct marketing and electronic media. In competing with general-interest magazines and other forms of media, the Company relies on its ability to reach a targeted segment of the population in a cost-effective manner.

INTELLECTUAL PROPERTY

  The Company believes that it has developed strong brand awareness within each of its magazines' targeted markets. As a result, the Company regards its branded magazine titles and logos to be valuable assets. The Company has registered several trademarks, service marks and logos used in its publishing business in the United States. In addition, each one of the Company's publications is protected under Federal copyright laws. In connection with the Acquisition, the Company entered into a license agreement with Mr. Petersen pursuant to which it was granted an exclusive license to use the Petersen name in perpetuity. The Company believes that it owns or licenses all the intellectual property rights necessary to conduct its business.

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 610 full-time employees, none of whom are members of a union. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company publishes most of its magazines and houses its corporate and administrative staff at its headquarters located at 6420 Wilshire Boulevard, Los Angeles, California. Sport and Teen are published at the Company's
New York Office. Information relating to the Company's corporate headquarters and other regional sales offices, all of which are leased by the Company, is set forth in the following table:

                                           SQUARE     TERM    DESCRIPTION OF
   LOCATION       ADDRESS                  FOOTAGE EXPIRATION USE
   --------       -------                  ------- ---------- -----------------
   Los Angeles... 6420 Wilshire Boulevard  188,309  11/30/09  Headquarters
   New York...... 110 Fifth Avenue          47,304  03/31/09  Circ./Sales/Corp.
   New York (1).. 437 Madison Avenue        29,301  10/31/04  N/A
   Chicago....... 815 North LaSalle Street  10,407  09/30/05  Sales Office
   Detroit....... 333 Fort Street            6,695  12/31/03  Sales Office
   Boulder....... 5350 Manhattan Circle      1,435  02/28/99  Circulation
   Atlanta....... Five Concourse Parkway     3,524  04/30/98  Sales Office

--------
(1) The Company is currently subleasing this space.

  The Company leases space used for its corporate headquarters and Chicago regional sales office from entities controlled by Mr. Petersen. The Company believes that these facilities are adequate to meet its current operational needs.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to various litigation matters incidental to the conduct of its business. Although management cannot predict the outcome of any of such matters, it does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under this Item is furnished pursuant to Instruction 3 of
Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

   NAME                     AGE POSITION
   ----                     --- --------
   James D. Dunning, Jr....  50 Chairman of the Board and Chief Executive
                                Officer
   D. Claeys Bahrenburg....  50 Vice Chairman of the Board and Chairman of the
                                Executive Committee
   Neal Vitale.............  44 President and Chief Operating Officer
   Richard S Willis........  37 Executive Vice President and Chief Financial
                                Officer

  JAMES D. DUNNING, JR. has served as the Chairman of the Board and Chief Executive Officer of the Company since the Acquisition. Mr. Dunning served as Chairman and Chief Executive Officer of TransWestern Publishing Company, L.P. ("TransWestern"), the largest independent publisher of yellow pages in the United States, from 1993 through September 1997, and is currently Chairman and Chief Executive Officer of The Dunning Group, Inc. Mr. Dunning was formerly Chairman of SRDS Media Information, L.P. ("SRDS"), a media information and database publisher. From 1987 to 1992, Mr. Dunning was Chairman, Chief Executive Officer and President of Multi-Local Media Information Group, Inc. ("MLM"), a yellow pages and database company. From 1985 to 1986, he served as Executive Vice President of Ziff Communications, a consumer and trade publisher. From 1982 to 1984, Mr. Dunning was Senior Vice President and Director of Corporate Finance at Thomson McKinnon Securities, Inc. ("Thomson McKinnon"), an investment banking firm. Mr. Dunning served as President of Rolling Stone Magazine from 1977 to 1982.

  D. CLAEYS BAHRENBURG currently serves as Vice Chairman and Chairman of the Executive Committee of the Company and has served as a Director of the Company since the Acquisition. From 1989 to 1995, Mr. Bahrenburg served as President of the Magazine Publishing Division of The Hearst Corporation ("Hearst"), the largest publisher of monthly magazines in the world. From 1986 to 1989, Mr. Bahrenburg served as Executive Vice President and Group Publishing Director at Hearst, where his responsibilities included overseeing 12 publications, new magazine development and brand development. From 1981 to 1986, Mr. Bahrenburg held the position of Publisher of both House Beautiful and Cosmopolitan.

  NEAL VITALE currently serves as the President and Chief Operating Officer of the Company and has served as a Director of the Company and President and Chief Operating Officer of Publishing since the Acquisition. From 1989 to 1996, Mr. Vitale was employed by Cahners Publishing Company ("Cahners"), a division of Reed Elsevier, Inc. and a leading business-to-business publisher, in a variety of managerial capacities, including Vice President of Consumer Publishing, Vice President/General Manager of Variety and, most recently, as Group Vice President, Entertainment, where he was responsible for Variety, Daily Variety, Broadcasting & Cable, Moving Pictures International, On Production and Tradeshow Week. From 1984 to 1989, Mr. Vitale was a partner at McNamee Consulting Company, Inc., a management consulting firm specializing in publishing and direct marketing.

  RICHARD S WILLIS currently serves as Executive Vice President and Chief Financial Officer of the Company and has served as a Director of the Company since December 1996 and has served as Executive Vice President and Chief Financial Officer of Publishing since the Acquisition. Prior to the Acquisition, Mr. Willis served as the Vice President, Finance of the Predecessor since October 1995. From 1993 to 1995, Mr. Willis served as the Executive Vice President and Chief Financial Officer of two divisions of World Color and from 1990 to 1993 as the Chief Financial Officer and Secretary of Aster Publishing Company. From 1987 to 1990, Mr. Willis served as the Chief Financial Officer and Vice President of Finance and Administration of the consumer magazine group of Cowles Media Company. Prior thereto, Mr. Willis held various financial and managerial positions with Capital Cities/ABC, including the Chief Financial Officer of its consumer magazine division. Mr. Willis is not affiliated with Willis Stein.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

  The Class A Common is traded on the New York Stock Exchange ("NYSE") under the symbol "PTN." The Common Stock commenced trading on October 2, 1997. The following table sets forth on a per share basis, the high and low closing sale prices per share for the Common Stock as reported by the NYSE for the period from October 2, 1997 through the end of the fourth quarter of 1997.

                                                                HIGH      LOW
                                                               -------  -------
   Fourth Quarter 1997 (beginning October 2, 1997)............  $23.00   $17.25
   First Quarter 1998 (through March 16, 1998)................  $26.88   $20.19

HOLDERS

  As of the close of business on March 3, 1998, there were approximately 2,800 holders of the Company's Common Stock. A recent reported last sale price of the Class A Common on the NYSE is set forth on the cover page of this report.

DIVIDENDS

  Since the Acquisition, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends in the foreseeable future. The Company anticipates that all of its earnings in the foreseeable future will be used to support its growth strategy and reduce indebtedness. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary, Publishing. The payment of dividends by Publishing to the Company for purposes of paying dividends to holders of Common Stock is prohibited by the Company's Bank Credit Agreement and restructured by the Indenture under which its 11 1/8% Senior Subordinated Notes were issued. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

RECENT SALES OF UNREGISTERED SECURITIES

  No securities of the Company that were not registered under the Securities Act have been issued or sold by the Company within the period covered by this report, except for the following:

  In connection with the Company's IPO, all of the existing securityholders of the Company and Petersen entered into a Contribution and Recapitalization Agreement, pursuant to which, among other things, the Company issued an aggregate of 26,859,264 shares of Common Stock to its existing securityholders. The issuance of these shares was not required to be registered under the Securities Act pursuant to the exemptions provided by Sections 3(a)(9) and 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected historical financial data of; (i) the Predecessor for each of the three years in the period ended November 30, 1995, and the ten months ended September 30, 1996, which have been derived from the audited financial statements of the Predecessor and (ii) the Company for the three months ended December 31, 1996 and the year ended December 31, 1997, which have been derived from the audited financial statements of the Company. The audited financial statements of the Predecessor for the year ended November 30, 1995 and the ten months ended September 30, 1996 and of the Company for the three months ended December 31, 1996 and the year ended December 31, 1997, appear elsewhere in this annual report. Each of the audited financial statements referred to above have been audited by Ernst & Young LLP, independent certified public accountants. The selected historical financial data of the Predecessor for the ten months ended September 30, 1995, and the three months ended December 31, 1995 have been derived from unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim period. The Acquisition was accounted for using the purchase method of accounting. Accordingly, certain of the historical financial data of the Predecessor is not comparable to that of the Company. The selected historical financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes thereto included elsewhere in this annual report.

                                             PREDECESSOR (1)                                     THE COMPANY(2)
                       --------------------------------------------------------------- ------------------------------------
                                                          TEN MONTHS
                                                            ENDED               THREE MONTHS
                        YEAR ENDED NOVEMBER 30,         SEPTEMBER 30,        ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                       ----------------------------  --------------------  ----------------------  ------------------------
                         1993      1994      1995       1995       1996       1995        1996         1996         1997
                       --------  --------  --------  ----------- --------  ----------- ----------  ------------- ----------
                                                     (UNAUDITED)           (UNAUDITED)              (UNAUDITED)
                                    (DOLLARS IN THOUSANDS,EXCEPT PER SHARE DATA)                   (PROFORMA)(9)
STATEMENT OF
 OPERATIONS DATA (3):
Net revenues:
 Advertising.........  $105,991  $117,433  $124,310   $103,422   $112,525    $29,362   $   31,912   $  135,520   $  149,051
 Newsstand...........    37,507    40,048    39,889     33,326     34,318      9,338       10,037       42,035       43,736
 Subscriptions, net
  (4)................    41,258    42,639    43,901     36,811     36,474     10,725       10,404       43,242       46,921
 Other...............     2,456     2,672     6,415      5,841      6,297      1,513          924        6,415        7,366
                       --------  --------  --------   --------   --------    -------   ----------   ----------   ----------
 Net revenues........   187,212   202,792   214,515    179,400    189,614     50,938       53,277      227,212      247,074
Production, selling
 and other direct
 costs...............   142,254   149,586   171,579    140,831    148,874     42,342       41,190      178,524      169,048
                       --------  --------  --------   --------   --------    -------   ----------   ----------   ----------
Gross profit.........    44,958    53,206    42,936     38,569     40,740      8,596       12,087       48,688       78,026
General and
 administrative
 expenses............    35,604    33,267    28,145     23,537     24,650      8,939        2,666       25,105       18,771
Compensation
 expenses............      --        --        --         --         --         --           --           --         12,182
Amortization of
 goodwill and other
 intangible assets...       198       421       433        355        339        111        8,993        9,299       36,163
                       --------  --------  --------   --------   --------    -------   ----------   ----------   ----------
Operating
 income(loss)........     9,156    19,518    14,358     14,677     15,751       (454)         428       14,284       10,910
Interest income......       317       476       549        428        537        210          113          585        1,228
Interest expense.....      --        --        --         --         (185)        (1)     (11,146)     (11,299)     (26,867)
Gain (loss) on sale
 of assets...........      --        --        --         --        1,554       --           --          1,554         --
                       --------  --------  --------   --------   --------    -------   ----------   ----------   ----------
Income (loss) before
 provision for income
 taxes...............     9,473    19,994    14,907     15,105     17,657       (245)     (10,605)       5,124      (14,729)
Provision for income
 taxes (5)...........      (251)     (698)     (549)      (458)      (331)      (138)        --           (298)        --
                       --------  --------  --------   --------   --------    -------   ----------   ----------   ----------
 Income (loss) before
  extraordinary item.     9,222    19,296    14,358     14,647     17,326       (383)     (10,605)       4,826      (14,729)
Loss on early
 extinguishment of
 debt................      --        --        --         --         --         --            --          --         (9,088)
                       --------  --------  --------   --------   --------    -------   ----------   ----------   ----------
 Net income (loss)...     9,222    19,296    14,358     14,647     17,326       (383)     (10,605)       4,826      (23,817)
Preferred unit
 dividends...........      --        --        --         --         --         --           --           --        (21,274)
                       --------  --------  --------   --------   --------    -------   ----------   ----------   ----------
Net income (loss)
 attributable to
 common units........  $  9,222  $ 19,296  $ 14,358   $ 14,647   $ 17,326    $  (383)  $  (10,605)  $    4,826   $  (45,091)
                       ========  ========  ========   ========   ========    =======   ==========   ==========   ==========
Net income (loss)
 per share (6).......                                                                  $     (.39)         .18   $    (1.56)
                                                                                       ==========   ==========   ==========
Shares used in net
 income (loss) per
 share calculation
 (6).................                                                                  26,859,264   26,859,264   28,818,604
                                                                                       ==========   ==========   ==========

(see footnote explanations on next page)

                                          PREDECESSOR                                    THE COMPANY
                       ------------------------------------------------------- --------------------------------------
                                                    TEN MONTHS
                                                      ENDED            THREE MONTHS
                       YEAR ENDED NOVEMBER 30,    SEPTEMBER 30,     ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                       -------------------------  ---------------  --------------------  ----------------------------
                        1993     1994     1995     1995    1996       1995       1996         1996          1997
                       -------  -------  -------  ------  -------  ----------- --------  ---------------- -----------
                                                                   (UNAUDITED)            (UNAUDITED)
                                                                                         (PROFORMA)(9)
OTHER DATA:
Depreciation and
 amortization .......  $ 3,137  $ 3,118  $ 3,439  $2,704  $ 2,704    $1,015    $  9,570          11,995   $    38,016
Capital expenditures.    4,739    2,866    4,423   3,492      768       878        --               643         1,007
EBITDA (7)...........   12,610   23,112   18,346  17,809   20,546       771      10,090          26,875        62,338
Cash provided by
 operating
 activities..........   10,680   27,059    9,593   5,530   24,719       N/A      22,365          56,298        33,373
Cash provided by
 (used in) investing
 activities..........      (30) (14,478)   2,254   3,185    5,421       N/A    (465,652)       (464,128)       (5,005)
Cash provided by
 (used in) financing
 activities..........  (14,901) (17,382)  (6,092) (5,377) (27,625)      N/A     451,048         441,767       (30,204)
BALANCE SHEET DATA
 (AT PERIOD END) (3):
Cash and cash
 equivalents.........  $ 8,984  $ 4,183  $ 9,938          $12,453                 7,761           7,761   $     5,925
Working capital
 excess (deficiency)
 (8).................   (3,629) (11,027)   5,760           (2,791)              (18,484)        (18,484)      (17,187)
Total assets.........   98,389  119,454  136,803          124,483               604,073         604,073       569,747
Total long-term debt,
 including current
 portion.............     --       --       --               --                 300,000         300,000       140,000
Total equity (capital
 deficiency).........   (1,553)     361    8,627           (1,672)              154,454         154,454       273,527

(footnotes from previous page)
-------
(1) The Predecessor's fiscal year ended on November 30.
(2) The Company is on a calendar year.
(3) Certain reclassifications have been made to the balance sheet and statements of operations for each of the three years in the period ended November 30, 1995 and the consolidated balance sheet and statements of operations for the three months ended December 31, 1996 to conform their presentation to the presentation for the year ended December 31, 1997.
(4) Subscription revenues are shown net of agency commissions of $38,616, $42,000, $49,503, $41,194, $45,554, $12,662, $13,804, $55,004, and $55,042
    for the fiscal years ended November 30, 1993, 1994 and 1995, the ten months ended September 30, 1995 and 1996, the three months ended December 31, 1995 and 1996 and the years ended December 31, 1996 and 1997, respectively.
(5) Consists of state and local income taxes. As a subchapter S corporation under the Code, the Predecessor was not subject to U.S. federal income taxes or most state income taxes. Instead, such taxes have been paid by Predecessor's stockholder.
(6) Net income (loss) loss per share is based on the shares outstanding after giving retroactive effect to 26,859,264 shares which were issued in connection with the Company's reorganization.
(7) "EBITDA" is defined as income before interest expense, income taxes, depreciation and amortization and gain on sale of assets. EBITDA is not a measure of performance under GAAP. Such items excluded in calculating EBITDA are significant components in understanding and evaluating the Company's financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating the equity value of the magazine publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.
(8) The calculation of working capital excess (deficiency) includes the current portions of unearned subscription revenues, a non-cash obligation of the Company, and deferred subscription acquisition costs. Excluding the current portions of unearned subscription revenues and deferred subscription acquisition costs, the Company's working capital would have been as follows: $18,312, $13,367, and $32,429 at November 30, 1993, 1994
    and 1995, respectively, $23,652 at September 30, 1996, and $8,844 and $15,328 at December 31, 1996 and 1997, respectively.
(9) Unaudited proforma amounts reflect the operations of the Predecessor for the nine months ended September 30, 1996 and those of the Company for the three months ended December 31, 1996 on a combined pro forma basis, as if the Acquisition occurred on January 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

OVERVIEW

  The Company is a leading multimedia marketing solutions and brand development company with a diverse portfolio of more than 81 publications, including 25 monthly, 14 bimonthly and 42 single issue or annual publications, television programs, licensing, tradeshows, consumer events, databases, custom publishing and retail promotions. According to a survey by VSA of 84 general-interest and 111 special-interest magazines, special-interest magazine publishing has been the fastest growing sector of the consumer magazine industry over the last five year period. The Company had net revenues of $247.1 million for the year ended December 31, 1997.

  The Company's principal sources of revenues from the publication of its magazines are derived from advertising and circulation. Circulation revenues are generated from subscription, newsstand and list rental sales. For the year ended December 31, 1997, approximately 60.3% of the Company's revenues were from advertising, 36.7% were from circulation (including 17.5% from subscription sales (net of agency commissions), 17.7% from newsstand sales and 1.5% from list rentals) and approximately 3.0% were from other sources. Advertising revenues of the Company, as well as those of the consumer magazine industry in general, are cyclical and dependent upon general economic conditions. As compared to general-interest magazines publishers, however, the Company believes that its advertising revenues are less susceptible to changes in general economic conditions due to the diversity of its publications and the endemic nature of its advertiser base. No single advertiser has comprised more than 5.0% of the Company's advertising revenues during any of the last three years. In addition, the Company's top 20 advertisers only accounted for approximately 30.0% of total advertising revenues for the year ended December 31, 1997. The Company's revenues are generated predominantly from U.S. sources.

  The principal components of the Company's production and selling costs are raw materials, advertising sales, distribution, printing and binding and editorial expenses, which represented approximately 20.6%, 15.8% 13.9%, 11.2% and 11.2%, respectively, of the Company's cost of sales in the year ended December 31, 1997. The Company's principal raw material is paper. Paper supply and prices are subject to volatility. The supply and prices of paper may be significantly affected by many factors, including market fluctuations and economic, political and weather conditions. Following the Acquisition, the Company secured sufficient paper to meet its projected raw material needs through the end of 1997 at a fixed price. The Company has an agreement with World Color regarding the terms on which the Company will purchase paper in 1998. The Company currently purchases all of its paper requirements on an as needed basis. As a result, the Company does not carry a significant amount of paper in inventory. The Company has a long-term agreement with World Color to print all of its magazines. The Company's advertising and sales expense comprises salaries, commissions, travel and entertainment, marketing, promotions and research.

  Since the Acquisition, the Company has expended significant resources to increase direct subscription sales, develop its subscriber database and establish Petersen Enterprises to pursue ancillary revenue opportunities. In addition, the Company has made improvements in several of its publications, most notably in Sport and Youth Group publications, including refocusing the editorial content and improving the design of Teen and adding staff at All About You!. The Company believes the return on such investments will be realized in future periods.

  The Acquisition was accounted for using the purchase method of accounting. As a result, the Acquisition has affected and will continue to affect the Company's results of operations in certain significant respects. The aggregate purchase price of the Acquisition (including expenses and subsequent purchase price adjustments) was approximately $460.5 million plus the assumption of unearned subscription revenue and other liabilities of approximately $49.0 million which has been allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based upon their respective fair values as of the date of the Acquisition. The allocation of the purchase price of the assets acquired in the Acquisition has resulted in annual depreciation and amortization expense of approximately $35.0 million per year. The Predecessor's historical annual depreciation and amortization expense over the past five years has been less than $4.5 million per year.

  Prior to the Acquisition, the Predecessor operated as an S corporation under the Code. As a result, it did not incur federal and state income taxes. Federal and State income taxes (except with respect to certain states) attributable to the Predecessor's income during such periods were incurred and paid directly by the Predecessor's stockholder. The Predecessor made periodic distributions to its stockholder in the amount of such tax liability. As a limited liability company, Petersen also does not incur federal and state income taxes. Federal and state income taxes attributable to Petersen's income and tax benefit attributable to Petersen's losses will be incurred directly by Petersen's equity holders. Accordingly, no discussion of income taxes is included in "Results of Operations" below. Any tax benefit attributable to losses generated by Petersen prior to the Reorganization will not be available to the Company. As a C corporation, the Company is fully subject to federal and state income taxation.

RESULT OF OPERATIONS

  The following table summarizes historical results of operations as a percentage of net revenues of (i) the Predecessor for (a) the years ended November 30, 1994 and 1995, (b) the ten months ended September 30, 1995 and 1996, and (c) the three months ended December 31, 1995, and (ii) the Company for the three months ended December 31, 1996 and the year ended December 31, 1997.

                                        PREDECESSOR                               THE COMPANY
                           --------------------------------------------  -------------------------------
                            YEAR ENDED     TEN MONTHS ENDED   THREE MONTHS ENDED          YEAR ENDED
                           NOVEMBER 30,      SEPTEMBER 30,       DECEMBER 31,            DECEMBER 31,
                           --------------  -----------------  -----------------------  -----------------
                            1994    1995      1995     1996    1995          1996         1996     1997
                           ------  ------  ----------- -----  ---------  ------------  ----------- -----
                                           (UNAUDITED)                   (UNAUDITED)   (UNAUDITED)
                                                                                       (PROFORMA)
 STATEMENT OF OPERATIONS
  DATA:
 Net revenues:
   Advertising...........    57.9%   57.9%     57.6%    59.3%      57.6%         59.9%     59.6%    60.3%
   Newsstand.............    19.7    18.6      18.6     18.1       18.3          18.8      18.5     17.7
   Subscriptions, net....    21.0    20.5      20.5     19.2       21.1          19.5      19.1     19.0
   Other.................     1.4     3.0       3.3      3.4        3.0           1.8       2.8      3.0
                           ------  ------     -----    -----  ---------     ---------     -----    -----
   Total net revenues....   100.0%  100.0%    100.0%   100.0%     100.0%        100.0%    100.0%   100.0%
   Production, selling
    and other direct
    costs................    73.8    80.0      78.5     78.5       83.1          77.3      78.6     68.4
                           ------  ------     -----    -----  ---------     ---------     -----    -----
   Gross profit..........    26.2    20.0      21.5     21.5       16.9          22.7      21.4     31.6
   General and
    administrative
    expenses.............    16.4    13.1      13.1     13.0       17.5           5.0      11.0     12.5
   Amortization of
    goodwill and other
    intangible assets....      .2      .2        .2       .2         .2          16.9       4.1     14.6
                           ------  ------     -----    -----  ---------     ---------     -----    -----
   Operating income......     9.6     6.7       8.2      8.3        N/A            .8       6.3      4.5
   Interest expense......     --      --        --        .1        --           20.9       5.0     10.9
   Net income                 9.5%    6.7%      8.2%     9.1%       N/A           N/A       2.1      N/A
 OTHER DATA:
   EBITDA................    11.4%    8.6%      9.9%    10.8%       1.5%         18.9%     11.8%    25.2%

 PETERSEN YEAR ENDED DECEMBER 31, 1997 COMPARED TO PROFORMA YEAR ENDED DECEMBER 31, 1996

  Net revenues. The Company's net revenues increased $19.9 million, or 8.8% to $247.1 million for the year ended December 31, 1997 from $227.2 million for the year ended December 31, 1996. This increase is primarily the result of a $13.5 million, or 10.0% increase in advertising revenues, and a $5.4 million or 6.3%
increase in circulation revenues. In December 1996 and June 1997, respectively, the Company discontinued the publication of Sassy and Petersen's Golfing. Net revenues for the year ended December 31, 1996 for these two publications were $8.0 million (comprised of $4.9 million in advertising, $3.0 million in subscription and newsstand, and $.1 million other). Excluding these two discontinued publications, net revenues for the Company for 1997, when compared to 1996, increased $27.9 million, or 12.7%. The increase in advertising revenues was due principally to: (i) an overall increase in the Company's advertising rates; (ii) increased advertising revenues by Motor Trend, Teen and Hot Rod; and (iii) additional revenues from start-up publications.

  Production, selling and other direct costs. Production, selling and other direct costs decreased $9.5 million, or 5.3%, to $169.0 million for the year ended December 31, 1997, from $178.5 million for the year ended December 31, 1996. Production, selling and other direct costs decreased as a percentage of net revenues to 68.4% from 78.6% for the same periods. The successful implementation of the Company's operating improvements contributed to the decrease in production, selling and other direct costs. This decrease is primarily comprised of a $8.3 million, or 19.2%, decrease in paper costs, a $2.4 million, or 11.4%, decrease in printing expenses and a $3.7 million, or 7.4%, decrease in editorial and advertising sales expenses. These decreases were offset in part by a $3.5 million, or 26.7%, increase in subscription promotion costs.

  Other expenses. General and administrative expenses, excluding a non-recurring non-cash compensation charge of $12.2 million, decreased $6.3 million, or 25.1%, to $18.8 million for the year ended December 31, 1997, from $25.1 million for the year ended December 31, 1996. The reductions in general and administrative expenses resulted from the successful implementation of the Company's operating improvements, including personnel and other operating changes. General and administrative expenses, including compensation expenses, increased $5.8 million, or 23.1%, to $30.9 million for the year ended December 31, 1997, from $25.1 million for the year ended December 31, 1996. General and administrative expenses increased as a percentage of net revenues to 12.5% from 11.0% for the same periods. Amortization of goodwill and other intangible assets increased to $36.2 million for the year ended December 31, 1997 from $9.3 million for the year ended December 31, 1996. This expense represents primarily amortization of goodwill and the subscribers list purchased in the Acquisition.

  Operating income. Operating income for 1997, excluding the non-recurring non-cash compensation charge of $12.2 million, increased $8.8 million, or 61.5% over 1996. Operating income including the one time charge decreased $3.4 million, or 23.8%, to $10.9 million for the year ended December 31, 1997, from $14.3 million for the year ended December 31, 1996, for the reasons stated above. Operating income decreased as a percentage of net revenues to 4.5% from 6.3% for the same periods.

  Interest expense. Interest expense increased $15.6 million to $26.9 million for the year ended December 31, 1997, from $11.3 million for the year ended December 31, 1996. This increase resulted from indebtedness incurred under the Senior Credit Facility and the Notes in connection with the Acquisition.

  Net income (loss). The net loss was $23.8 million for the year ended December 31, 1997 compared to net income of $4.8 million for the year ended December 31, 1996. This decrease is primarily the result of increases in interest and amortization expenses and the recording of a non-recurring, non-cash compensation charge as noted above. In addition, in 1997, the Company recognized a loss on early extinguishment of debt of $9.1 million, relating to the early repayment of the Senior Credit Facility and pay down on the Notes.

 PETERSEN THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO PREDECESSOR THREE
   MONTHS ENDED DECEMBER 31, 1995.

  Net Revenues. Net revenues increased $2.4 million, or 4.7% to $53.3 million for the three months ended December 31, 1996 from $50.9 million for the three months ended December 31, 1995. This increase is primarily the result of a $2.6 million or 8.7% increase in advertising revenues, offset by a $.6 million decline in miscellaneous revenues (primarily reprint revenues). The increase in advertising revenues was due principally to: (i) an overall increase in the Company's advertising rates; (ii) higher advertising revenues by Motor Trend, Teen and Hot Rod; and (iii) additional revenues from start-up publications. In December 1996, the Company discontinued the publication of Sassy. Net revenues for the period ended December 31, 1996 for this publication were $.5 million (comprised of $.3 million in advertising and $.2 million in circulation).

  Production, selling and other direct costs. Production, selling and other direct costs decreased $1.1 million, or 2.6% to $41.2 million for the three months ended December 31, 1996 from $42.3 million for the three months ended December 31, 1995. Production, selling and other direct costs decreased as a percentage of net revenues to 77.3% from 83.1% for the same periods. The successful implementation of the Company's operating improvements contributed to the decrease in production, selling and other direct costs. This decrease is primarily comprised of a $2.0 million, or 18.6%, decrease in paper costs offset by a $1.1 million, or 84.0% increase in circulation promotion for the same periods.

  Other expenses. General and administrative expenses decreased $6.2 million, or 69.7%, to $2.7 million for the three months ended December 31, 1996 from $8.9 million for the three months ended December 31, 1995. General and administrative expenses decreased as a percentage of net revenues to 5.0% from 17.5% for the same periods. The successful implementation of the Company's operating improvements, including personnel and other operating expense reductions, contributed to the decrease in general and administrative expenses. Amortization of goodwill and other intangible assets increased to $9.0 million for the three months ended December 31, 1996 from $.1 million for the three months ended December 31, 1995. This expense represents amortization of goodwill and the subscribers list purchased in the Acquisition.

  Operating income (loss). Operating income was $.4 million for the three months ended December 31, 1996, as compared to an operating loss of $.5 million for the three months ended December 31, 1995, for the reasons stated above.

  Interest expense. Interest expense was $11.1 million, for the three months ended December 31, 1996, resulting from indebtedness under the Senior Credit Facility and the Notes in connection with the Acquisition.

  Net loss. Net loss increased $10.2 million to $10.6 million for the three months ended December 31, 1996 from $.4 million for the three months ended December 31, 1995. This increase is primarily the result of the increased interest and amortization expenses as stated above.

 PREDECESSOR TEN MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO PREDECESSOR TEN MONTHS ENDED SEPTEMBER 30, 1995

  Net revenues. Net revenues increased $10.2 million, or 5.7%, to $189.6 million for the ten months ended September 30, 1996 from $179.4 million for the ten months ended September 30, 1995. This increase is primarily the result of a $9.1 million or 8.8% increase in advertising revenue and a $.7 million, or .9%, increase in circulation revenues. This increase in advertising revenues was due principally to: (i) an overall increase in the Company's advertising rates and (ii) higher advertising revenues generated by Motor Trend and Teen. The increase in newsstand revenues was due principally to increased sales of Teen and All About You!

  Production, selling and other direct costs. Production, selling and other direct costs increased $8.1 million, or 5.8%, to $148.9 million for the ten months ended September 30, 1996 from $140.8 million for the ten months ended September 30, 1995. Production, selling and other direct costs, as a percentage of net revenues, remained constant at 78.5% for the same periods. This dollar increase was primarily the result of increased paper cost and incremental production costs.

  Other expenses. General and administrative expenses increased $1.1 million, or 4.7%, to $24.6 million for the ten months ended September 30, 1996 from $23.5 million for the ten months ended September 30, 1995.

General and administrative expenses as a percentage of net revenues remained fairly constant at approximately 13.0% for the same periods.

  Operating income. Operating income increased $1.1 million, or 7.5%, to $15.8 million for the ten months ended September 30, 1996 from $14.7 million for the ten months ended September 30, 1995, for the reasons stated above. Operating income increased as a percentage of net revenues remained fairly constant at approximately 8% for the same periods.

  Net income. Net income increased $2.7 million or 18.5% to $17.3 million for the ten months ended September 30, 1996 from $14.6 million for the ten months ended September 30, 1995, for the reasons stated above. Net income increased as a percentage of net revenues to 9.1% from 8.2% for the same periods for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash needs are for daily operations including the production and distribution of its publications, capital expenditures and strategic business acquisitions. Historically, the Company's primary sources of cash for its business activities have been cash flows from operations, issuing debt instruments and borrowings under its various credit facilities.

  Working capital (excluding the current portion of unearned subscription revenue) increased $6.5 million from $8.8 million at December 31, 1996, to $15.3 million at December 31, 1997. The increase in working capital was primarily the result of funds generated from improvements in the Company's operations in excess of those used for financing and investing activities for the period. Cash and cash equivalents totaled $7.8 million and $5.9 million at December 31, 1996 and 1997, respectively.

  The Company's net cash provided by operations was approximately $33.4 million for the year ended December 31, 1997. The increase in operating cash relates primarily to improvements in the operating performance of the Company. EBITDA, which is a measure of cash based income, increased $35.4 million, or 132%, to $62.3 million for the year ended December 31, 1997, from $26.9 million for the same period in 1996. Improved operations were the primary contributing factors to the increase in EBITDA.

  The Company's net cash used in investing activities was $5.0 million for the year ended December 31, 1997. During 1997, the Company used funds, of approximately $6.5 million for acquisitions including the purchase of Northwoods Publications, Inc., publisher of various regional outdoor sporting titles, and certain associations including the National Import Racing Association (NIRA) and the National Muscle Car Association (NCMA). The Company also had capital expenditures during 1997 for property and equipment of approximately $1.0 million. Cash of approximately $2.5 million was provided from an adjustment relating to the Acquisition. The Company did not have any significant capital expenditure commitments at December 31, 1997.

  The Company's net cash used in financing activities for the year ended December 31, 1997 was $30.2 million. On October 2, 1997, the Company issued 8,050,000 shares of Class A Common Stock at $17.50 per share, pursuant to a registration statement filed with the Securities & Exchange Commission. Net proceeds to the Company net of costs were $129.6 million. The Company used the proceeds to repay a portion of the indebtedness incurred under the Senior Credit Facility and towards redemption of $25.0 million aggregate principal amount of the Notes and redemption premium and accrued and unpaid interest.

  On October 6, 1997, Publishing entered into a Senior Revolving Credit Facility (the "Revolver") with First Union National Bank of North Carolina and CIBC, Inc. which replaced the $200.0 million Senior Credit Facility dated September 30, 1996. At December 31, 1997, the Revolver bore interest at either Libor plus 0.625% based on borrowings or the prime rate of the agent bank based on borrowings. As of December 31, 1997, the Company had $65.0 million outstanding under the Senior Revolving Credit Facility.

  On November 6, 1997, the Company redeemed $25.0 million aggregate principal of the Notes and as of December 31, 1997 had $75.0 million aggregate principal outstanding. The Notes bear interest at a rate of 11 1/8% per annum, payable semi-annually in arrears on each May 15 and November 15. The Notes are unsecured obligations of Publishing and are subordinated in right of payment to all Senior Indebtedness of Publishing (as defined in the Indenture). The Company is in compliance with the Indenture.

  In February 1998, the Company announced commencement of a cash tender offer for all of the outstanding 11 1/8% Senior Subordinated Notes due 2006 (the "Tender Offer"). The purchase price will be an amount based on a yield to the first redemption date equal to 75 basis points over the yield of the 7 1/2% U.S. Treasury Note due November 15, 2001, less a consent payment of $30 per $1,000 principal amount. The Tender Offer is scheduled to expire on March 25, 1998, unless extended.

  In conjunction with the Tender Offer, the Company is also soliciting consents from the holders of the Notes to effect certain amendments to the indenture under which the Notes were issued. The Tender Offer and consent solicitation are conditioned upon, among other things, the receipt of sufficient funds from new financing being negotiated by the Company and its banks. There can be no assurance that such financing will be completed or that the net proceeds will be sufficient to purchase the Notes tendered.

  The Company believes that net cash provided by operations and funds available under the Revolving Credit Facility will be sufficient to fund its future cash requirements. Excluding any acquisition activity, the Company currently projects that it will not have to utilize the Senior Revolving Credit Facility to fund operations. No assurances can be given, however, that this will be the case. The Company expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements, capital expenditures and strategic acquisitions. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

SEASONALITY

  Historically, the Company has experienced limited seasonality, with decreased revenues during the first and fourth quarters of each calendar year due to the seasonal nature of activities associated with its publications. Historically, seasonality has not had an identifiable impact on the Company's net income. The following table sets forth the unaudited net revenues of the Company for its last eight quarters (in thousands):

                                                               QUARTERS ENDED
                         ------------------------------------------------------------------------------------------
                         MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31 JUNE 30, SEPTEMBER 30, DECEMBER 31,
                           1996      1996       1996          1996       1997     1997       1997          1997
                         --------- -------- ------------- ------------ -------- -------- ------------- ------------
Net revenues............  $55,694  $59,346     $58,895      $53,277    $57,473  $62,670     $63,685      $63,246

INFLATION

  The Company believes that inflation has not had a material impact on its results of operations for the periods discussed herein.

YEAR 2000

  The Company has conducted an initial review of its computer systems devices, applications and manufacturing equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. Additionally, the Company has appointed a program manager for Year 2000 compliance and is presently assessing in detail the affected Computer Systems and is developing plans to address the required modifications. The Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its Computer Systems for Year 2000 compliance. The total cost associated with Year 2000 compliance is not known at this time. The Company is in the process of communicating with all known suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements. The Company has not determined the impact, if any, on its operations if Third Party Businesses fail to comply with Year 2000 requirements. If modifications of the Company's business critical Computer Systems, or Computer Systems of key Third Party Businesses, are not completed in a timely manner, the Year 2000 issue could have an adverse effect on the operations and financial position of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, a fair market value based method of accounting for employee stock options or similar equity instruments. The Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as was previously required, and to comply with pro forma disclosure of net income and earnings per share as if the fair market value based method of accounting had been applied.

  In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share" which simplifies the computation of earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented. As such, the statement has been adopted by the Company for calendar year 1997 with no significant impact to the financial statements of the Company.

  Also, in February 1997, the FASB issued SFAS, No. 129, which establishes new standards for disclosing information about an entity's capital structure. The statement is effective for financial statements issued for periods ending after December 15, 1997. The statement has been adopted for calendar year 1997 and as a result, the Company has added certain disclosures to the footnotes of the financial statements.

  In June 1997, the FASB issued SFAS, No. 130, which establishes standards for reporting and display of comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997. The statement will be adopted in calendar 1998 and the Company expects that it will add additional disclosure to the financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

  With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, various aspects of the business as described in
Item 1 of this Report on Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Item 8 is set forth on pages F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information with respect to certain relationships and related transactions is set forth in the Proxy Statements under the headings "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

    1. Financial Statements. The following consolidated financial statements of the Company and the report of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-25:

              THE PETERSEN COMPANIES, INC.
              Report of Ernst & Young LLP, Independent Auditors
              Consolidated Balance Sheets at December 31, 1996 and 1997 Consolidated Statements of Operations for the period from August
               15, 1996 (inception) to December 31, 1996 and for the year ended December 31, 1997
              Consolidated Statements of Stockholders' Equity for the period from August 15, 1996 (inception) to December 31, 1996 and for the year ended December 31, 1997
              Consolidated Statements of Cash Flows for the period from August
               15, 1996 (inception) to December 31, 1996 and for the year ended December 31, 1997
              Notes to Consolidated Financial Statements

              PETERSEN PUBLISHING COMPANY PUBLISHING DIVISION
              Report of Ernst & Young LLP, Independent Auditors
              Statements of Operations and Divisional Equity for the year ended November 30, 1995 and for the ten months ended September 30, 1996
              Statements of Cash Flows for the year ended November 30, 1995 and for the ten months ended September 30, 1996
              Notes to Financial Statements

    2. Financial Statement Schedules.

      The following consolidated financial statement schedule of the Company for the period from August 15, 1996 (inception) to December 31, 1996 and the year ended December 31, 1997 is included in this Form 10-K on page S-1.

         SCHEDULE NO. DESCRIPTION                         PAGE NO.
         ------------ -----------                         --------
         Schedule II  Valuation and Qualifying Accounts     S-1

      All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

    3. Exhibits.

      The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

         EXHIBIT NO.                           EXHIBIT
         -----------                           -------
         2.1         Contribution and Recapitalization Agreement by and among
                     the Company, Petersen Holdings, L.L.C. ("Petersen"),
                     Publishing and all of the Company's existing stockholders.
                     (1)
         3.1         Restated Certificate of Incorporation of the Company. (1)
         3.2         Amended and Restated By-Laws of the Company. (1)
         4.1         Indenture, dated as of November 15, 1996, by and among
                     Petersen, Publishing, Capital and United States Trust
                     Company of New York, as trustee. (2)
         4.2         Forms of 11 1/8% Senior Subordinated Notes and Series B 11
                     1/8% Senior Subordinated Notes. (2)
         4.3         Securities Purchase Agreement, dated November 20, 1996, by and among Petersen, Petersen Capital Corp. ("Capital"),
                     Publishing and the Initial Purchasers named therein. (2)
         4.4         Credit Agreement, dated as of October 6, 1997, by and
                     among the Company, Publishing, the Lenders named therein,
                     First Union National Bank ("First Union"), as
                     Administrative Agent, and CIBC, Inc., as Documentation
                     Agent. (1)
         4.5         Borrower Pledge and Security Agreement, dated as of
                     October 6, 1997, made by Publishing in favor of First
                     Union, as Administrative Agent. (1)
         4.6         Parent Pledge and Security Agreement, dated as of October
                     6, 1997, made by Petersen and the Company in favor of
                     First Union, as Administrative Agent. (1)
         4.7         Revolving Credit and Swingline Notes of Publishing, each
                     dated October 6, 1997. (1)
         4.8         Parent Guaranty, dated as of October 6, 1997, by and among
                     Petersen, Publishing and First Union, as Administrative
                     Agent. (1)

         EXHIBIT NO.                           EXHIBIT
         -----------                           -------
          4.9        Senior Subordinated Credit Agreement, dated as of
                     September 30, 1996, among Publishing, the guarantors named therein, the Lenders named therein and First Union, as
                     Agent. (2)
          4.10       Registration Rights Agreement, dated November 20, 1996, by and among Publishing, Capital and the Initial Purchasers
                     named therein. (2)
          4.11       Specimen of Class A Common Stock. (3)
         10.1        License Agreement, dated as of August 15, 1996, by and
                     between Robert E. Petersen, the Company and the
                     Predecessor. (2)
         10.2        Employment Agreement, dated as of August 15, 1996, by and
                     between the Company and Robert E. Petersen. (2)
         10.3        Executive Securities Purchase and Employment Agreement,
                     dated as of September 30, 1996, by and among the Company,
                     Petersen, Publishing and D. Claeys Bahrenburg. (2)
         10.4        Executive Securities Purchase and Employment Agreement,
                     dated as of September 30, 1996, by and among the Company,
                     Petersen, Publishing and Neal Vitale. (2)
         10.5        Securities Purchase Agreement, dated as of September 30,
                     1996, made by and among Petersen, Petersen Investment
                     Corp., the Company, the Seller, Willis Stein & Partners,
                     L.P., and the other Persons set forth on Schedule A
                     thereto. (2)
         10.6        Executive Securities Purchase and Employment Agreement,
                     dated as of September 30, 1996, by and among the Company,
                     Petersen, Publishing and Richard S Willis.
         10.7        Securityholders Agreement, dated as of September 30, 1996, among Petersen Investment Corp., Petersen, the Company and the other parties thereto. (2)
         10.8        Promissory Note, dated as of September 30, 1996, from D.
                     Claeys Bahrenburg in favor of the Company in the amount of
                     $8,000. (2)
         10.9        Promissory Note, dated as of September 30, 1996, from D.
                     Claeys Bahrenburg in favor of the Company in the amount of
                     $2,000. (2)
         10.10       Promissory Note, dated as of September 30, 1996, from D.
                     Claeys Bahrenburg in favor of Petersen in the amount of
                     $891,000. (2)
         10.11       Promissory Note, dated as of September 30, 1996, from D.
                     Claeys Bahrenburg in favor of Petersen in the amount of
                     $99,000. (2)
         10.12       Promissory Note, dated as of September 30, 1996, from Neal
                     Vitale in favor of the Company in the amount of $7,500.
                     (2)
         10.13       Promissory Note, dated as of September 30, 1996, from Neal
                     Vitale in favor of Petersen in the amount of $742,500. (2)
         10.14       Asset Purchase Agreement, dated as of August 15, 1996, by
                     and between the Company (formerly known as BrightView
                     Communications Group, Inc.) and the Predecessor, as
                     amended by the Letter Agreement, dated as of September 30,
                     1996, by and among the Seller, the Company, Petersen and
                     Publishing. (2)
         10.15       The Petersen Companies, Inc. 1997 Long-Term Equity
                     Incentive Plan. (1)
         10.16       The Petersen Companies, Inc. Employee Stock Discount
                     Purchase Plan. (1)

         EXHIBIT NO.                          EXHIBIT
         -----------                          -------
         10.17       Agreement, dated as of July 31, 1997, between and among
                     Petersen, the Company, Publishing and Messrs. Dunning,
                     Bloch, Karu, Vitale and R. Willis. (3)
         10.18       Petersen Holdings, L.L.C. 1997 Long-Term Equity Incentive
                     Plan. (1)
         10.19       Amendment No. 1 to Securityholders Agreement, among
                     Petersen Investment Corp., Petersen, the Company and the
                     other parties thereto. (1)
         10.20       Promissory Note, dated as of January 27, 1997, from
                     Richard S Willis in favor of Petersen in the amount of
                     $198,000*
         10.21       Promissory Note, dated as of January 27, 1997, from
                     Richard S Willis in favor of the Company in the amount of
                     $2,000*
         21.1        Subsidiaries of the Company.
         24.1        Powers of Attorney.
         27.1        Financial Data Schedule.*

--------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 1-13373).
(2) Incorporated by reference to Publishing's Registration Statement on Form S-4 (Registration No. 333-18017).
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33111).
 *  Filed herewith.

  (b) Reports on Form 8-K.

    None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS SIXTEENTH DAY OF MARCH, 1998.

                                          THE PETERSEN COMPANIES, INC.

                                          By        /s/ Richard S Willis
                                            -----------------------------------
                                                     Richard S Willis
                                               Executive Vice President and
                                                  Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THIS SIXTEENTH DAY OF MARCH, 1998.

             SIGNATURE                               CAPACITY
             ---------                               --------

     /s/ James D. Dunning, Jr.       Chairman of the Board and Chief
____________________________________ Executive Officer (Principal Executive
        James D. Dunning, Jr.        Officer)

      /s/ Richard S Willis           Executive Vice President-Chief Financial
____________________________________ Officer and Director (Principal
         Richard S Willis            Financial and Accounting Officer)

    /s/ D. Claeys Bahrenburg         Director
____________________________________
       D. Claeys Bahrenburg

         /s/ Neal Vitale             Director
____________________________________
            Neal Vitale

      /s/ Laurence H. Bloch          Director
____________________________________
         Laurence H. Bloch

        /s/ Avy H. Stein             Director
____________________________________
           Avy H. Stein

    /s/ Daniel H. Blumenthal         Director
____________________________________
       Daniel H. Blumenthal

    /s/ Milton J. Block, Jr.         Director
____________________________________
       Milton J. Block, Jr.

       /s/ John R. Willis            Director
____________________________________
          John R. Willis

      /s/ Stacey J. Lippman          Director
____________________________________
         Stacey J. Lippman

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGES
                                                                          -----
THE PETERSEN COMPANIES, INC.
  Report of Ernst & Young LLP, Independent Auditors......................  F-2
  Consolidated Balance Sheets at December 31, 1996 and December 31, 1997.  F-3
  Consolidated Statements of Operations for the period from August 15,
   1996 (inception) to December 31, 1996 and the year ended December 31,
   1997..................................................................  F-4
  Consolidated Statements of Stockholders' Equity for the period from
   August 15, 1996 (inception) to December 31, 1996 and the year ended
   December 31, 1997.....................................................  F-5
  Consolidated Statements of Cash Flows for the period from August 15,
   1996 (inception) to December 31, 1996 and the year ended December 31,
   1997 .................................................................  F-6
  Notes to Consolidated Financial Statements.............................  F-7
PETERSEN PUBLISHING COMPANY PUBLISHING DIVISION
  Report of Ernst & Young LLP, Independent Auditors...................... F-19
  Statements of Operations and Divisional Equity for the year ended
   November 30, 1995 and the ten months ended September 30, 1996......... F-20
  Statements of Cash Flows for the year ended November 30, 1995 and the ten months ended September 30, 1996................................... F-21
  Notes to Financial Statements.......................................... F-22

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
The Petersen Companies, Inc.

  We have audited the accompanying consolidated balance sheets of The Petersen Companies, Inc. (formerly known as BrightView Communications Group, Inc.), as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from August 15, 1996 (inception) to December 31, 1996 and the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Petersen Companies, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from August 15, 1996 (inception) to December 31, 1996 and the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP
Los Angeles, California
January 28, 1998

                          THE PETERSEN COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................   $  7,761     $  5,925
 Accounts receivable, net of allowance for doubtful
  accounts of $1,604 (1996) and $1,286 (1997)........     20,141       25,408
 Receivable from related party.......................        --         2,420
 Inventories.........................................      4,408        4,124
 Current portion of deferred subscription
  acquisition costs..................................     43,835       39,070
 Deferred direct mail advertising costs, net of
  accumulated amortization of $2,058 (1997)..........        --         5,339
 Other prepaid expenses and current assets...........        730        2,795
                                                        --------     --------
   Total current assets..............................     76,875       85,081
Deferred subscription acquisition costs..............     41,168       36,905
Property and equipment, net of accumulated
 depreciation of $560 (1996) and $2,391 (1997).......      4,152        3,248
Goodwill, net of accumulated amortization of $5,992
 (1996) and $29,965 (1997)...........................    353,556      334,102
Subscriber list and established work force, net of
 accumulated amortization of $3,000 (1996) and
 $15,000 (1997)......................................    117,000      105,000
Deferred financing costs, net of accumulated
 amortization of $3,276 (1996) and $11,397 (1997)....     10,735        3,336
Other assets.........................................        587        2,075
                                                        --------     --------
   Total assets......................................   $604,073     $569,747
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities............   $ 13,288     $ 14,299
 Accrued payroll and related costs...................      1,963        6,414
 Accrued interest on long-term debt..................      2,041        1,283
 Customer incentives payable.........................      5,785        6,982
 Current portion of unearned subscription revenues...     71,163       71,585
 Current portion of long-term debt...................      1,000          --
 Other accrued expenses and current liabilities......        119        1,705
                                                        --------     --------
Total current liabilities............................     95,359      102,268
Unearned subscription revenues.......................     47,608       46,360
Bank Borrowings......................................    199,000       65,000
Senior Subordinated Notes............................    100,000       75,000
Other noncurrent liabilities.........................      7,652        7,592
Commitments and contingencies
Stockholders' equity:
 Class A Common Stock, $.01 par value; 10,000 shares
  authorized, 2,145 shares issued and outstanding
  (1996); 75,000,000 shares authorized, 27,172,974
  shares issued and outstanding (1997)...............        --           272
 Class B Common Stock, $.01 par value; 10,000 shares
  authorized, 1,200 shares issued and outstanding
  (1996); 25,000,000 shares authorized, 7,736,290
  shares issued and outstanding (1997)...............        --            77
 Additional paid-in capital..........................    167,009      330,624
 Accumulated deficit.................................    (10,605)     (55,696)
                                                        --------     --------
                                                         156,404      275,277
 Less: notes receivable from related parties.........     (1,950)      (1,750)
                                                        --------     --------
 Total stockholders' equity..........................    154,454      273,527
                                                        --------     --------
   Total liabilities and stockholders' equity........   $604,073     $569,747
                                                        ========     ========

                            See accompanying notes.

                          THE PETERSEN COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    AUGUST 15, 1996
                                                    (INCEPTION) TO  YEAR ENDED
                                                     DECEMBER 31,    DECEMBER
                                                         1996        31, 1997
                                                    --------------- -----------
Net revenues:
  Advertising.....................................    $   31,912    $   149,051
  Newsstand.......................................        10,037         43,736
  Subscriptions (net of agency commissions of
   $13,804 (1996), and $55,042 (1997))............        10,404         46,921
  Other...........................................           924          7,366
                                                      ----------    -----------
Total net revenues................................        53,277        247,074
Production, selling and other direct costs
 (including rent paid to a related party of $1,032
 (1996), and $4,379 (1997)) ......................        41,190        169,048
                                                      ----------    -----------
Gross profit......................................        12,087         78,026
General and administrative expenses...............         2,666         18,771
Compensation expense..............................           --          12,182
Amortization of goodwill and other intangible
 assets...........................................         8,993         36,163
                                                      ----------    -----------
Income from operations............................           428         10,910
Other income (expense):
  Interest income.................................           113          1,228
  Interest expense................................       (11,146)       (26,867)
                                                      ----------    -----------
Loss before extraordinary item ...................       (10,605)       (14,729)
Extraordinary item:
  Loss on early extinguishment of debt............           --          (9,088)
                                                      ----------    -----------
Net loss .........................................       (10,605)       (23,817)
Preferred unit dividends..........................           --         (21,274)
                                                      ----------    -----------
Net loss attributable to common stockholders......    $  (10,605)   $   (45,091)
                                                      ==========    ===========
Loss per share attributable to common
 stockholders.....................................    $    (0.39)   $     (1.25)
Loss per share on early extinguishment of debt....          --            (0.31)
                                                      ----------    -----------
Net loss per share (basic and diluted)............    $    (0.39)   $     (1.56)
                                                      ==========    ===========
Weighted average number of common shares
 outstanding......................................    26,859,264     28,818,604
                                                      ==========    ===========

                            See accompanying notes.

                          THE PETERSEN COMPANIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                       NOTES
                                                                                     RECEIVABLE
                                                             ADDITIONAL                 FROM        TOTAL
                                                              PAID IN    ACCUMULATED  RELATED   STOCKHOLDERS'
                           CLASS A COMMON    CLASS B COMMON   CAPITAL      DEFICIT    PARTIES      EQUITY
                          ----------------- ---------------- ----------  ----------- ---------- -------------
                            SHARES   AMOUNT  SHARES   AMOUNT
                          ---------- ------ --------- ------
Balance as of August 15,
 1996 (inception).......         --   $--         --   $--   $     --     $     --    $   --      $    --
Contributed capital.....       2,145   --       1,200   --     167,009          --        --       167,009
Loans to related
 parties................         --    --         --    --         --           --     (1,950)      (1,950)
Net loss................         --    --         --    --         --       (10,605)      --       (10,605)
                          ----------  ----  ---------  ----  ---------    ---------   -------     --------
Balance as of
 December 31, 1996......       2,145   --       1,200   --     167,009      (10,605)   (1,950)     154,454
Contributed Capital.....          18   --         --    --           9          --        --             9
Proceeds from issuance
 of membership units....         --    --         --    --         896          --        --           896
Payments against notes
 receivable from related
 parties................         --    --         --    --         --           --        200          200
Preferred unit
 dividends..............         --    --         --    --      21,274      (21,274)      --           --
Non-cash non-recurring
 compensation...........         --    --         --    --      12,182                    --        12,182
Effect of
 Reorganization.........  19,120,811   191  7,735,090    77       (268)         --        --           --
Proceeds from initial
 public offering, net of
 expenses...............   8,050,000    81        --    --     129,522          --        --       129,603
Net loss................         --    --         --    --         --       (23,817)      --       (23,817)
                          ----------  ----  ---------  ----  ---------    ---------   -------     --------
Balances of
 December 31, 1997......  27,172,974  $272  7,736,290  $ 77  $ 330,624    $ (55,696)  $(1,750)    $273,527
                          ==========  ====  =========  ====  =========    =========   =======     ========


                            See accompanying notes.

                         THE PETERSEN COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                    AUGUST 15, 1996     YEAR
                                                    (INCEPTION) TO     ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                         1996           1997
                                                    --------------- ------------
OPERATING ACTIVITIES
Net loss..........................................     $ (10,605)    $ (23,817)
Adjustment to reconcile net loss to net cash
 provided by operating activities:
 Depreciation.....................................           560         1,853
 Amortization.....................................        12,289        44,285
 Allowance for doubtful accounts..................           --            860
 Non-cash non-recurring compensation..............           --         12,182
 Changes in operating assets and liabilities:
 Accounts receivable..............................        (2,092)       (6,127)
 Inventories......................................         6,017           284
 Deferred subscription acquisition costs..........       (11,061)        9,028
 Deferred direct mail advertising costs...........           --         (5,339)
 Accounts payable and accrued liabilities.........         9,102          (429)
 Accrued payroll and related costs................        (3,677)        4,451
 Accrued interest on long-term debt...............         2,041          (758)
 Customer incentives payable......................           411         1,197
 Unearned subscription revenues...................        11,840          (826)
 Other current assets, net........................            34        (3,171)
 Other current and noncurrent liabilities.........         7,506          (300)
                                                       ---------     ---------
 Total adjustments................................        32,970        57,190
                                                       ---------     ---------
Net cash provided by operating activities.........        22,365        33,373
                                                       ---------     ---------
INVESTING ACTIVITIES
Purchases of property and equipment...............           --         (1,007)
Purchases of magazines and associations...........           --         (6,531)
Proceeds from sale of assets......................           --             33
Acquisition, net of costs.........................      (465,652)        2,500
                                                       ---------     ---------
Net cash used in investing activities.............      (465,652)       (5,005)
                                                       ---------     ---------
FINANCING ACTIVITIES
Proceeds from bank borrowings.....................       200,000        65,000
Repayment of bank borrowings......................           --       (200,000)
Proceeds from issuance of equity and IPO, net of
 costs............................................       165,059       130,499
Proceeds from issuance of Senior Subordinated
 Notes............................................       100,000           --
Repayment of Senior Subordinated Notes............           --        (25,000)
Increase in deferred financing costs..............       (14,011)         (722)
Increase in notes receivable, related party.......           --           (181)
Payment against notes receivable, related party...           --            200
                                                       ---------     ---------
Net cash provided by (used in) financing
 activities.......................................       451,048       (30,204)
                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents..         7,761        (1,836)
Cash and cash equivalents at beginning of period..           --          7,761
                                                       ---------     ---------
Cash and cash equivalents at end of period........     $   7,761     $   5,925
                                                       =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
 Interest.........................................     $   5,576     $  21,181
                                                       =========     =========
 Taxes............................................     $     --      $      71
                                                       =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the three months ended December 31, 1996, the Company extended a loan to related parties of $1,950,000 in exchange for Common and Preferred Units. Additionally, the Company accrued cumulative Preferred Unit dividends of $21,274,000 during the year ended December 31, 1997. In October 1997, in connection with the Recapitalization Agreement, Petersen issued 26,859,264 shares of Common Stock in exchange for all the membership units of Holdings.

                            See accompanying notes.

                         THE PETERSEN COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  BrightView Communications Group, Inc., a Delaware corporation, changed its name to The Petersen Companies, Inc. ("Petersen" or the "Company") on August 7, 1997. Prior to October 2, 1997, Petersen owned 1.0% of Petersen Holdings L.L.C. ("Holdings") and .1% of Petersen Publishing Company, L.L.C. ("Publishing"). Subsequent to October 2, 1997, Petersen owns 100% of Holdings. See Note 7 for a discussion of the transactions resulting in this change of ownership. Petersen was organized in August 1996 for the principal purpose of investing in Holdings and Publishing and has no business operations other than the investments in Holdings and Publishing. Publishing is engaged in the publishing business with revenues generated primarily from the publication of various special interest magazines and the sale of related advertising, principally within the United States. Petersen is Holdings' sole member and as such, controls the policies and operations of Holdings and of Publishing through Holdings.

 Basis of Presentation

  The consolidated financial statements reflect the consolidated activity of Petersen, Holdings and Publishing for the period from August 15, 1996 (inception) through December 31, 1996 and for the year ended December 31, 1997, after elimination of intercompany transactions. Due to the fact that Petersen, Holdings and Publishing were under common ownership since September 30, 1996 and as a result of Petersen's increased ownership in Holdings (see
Note 7), the financial statements for 1996 have been restated to reflect the consolidated balances of Petersen, Holdings and Publishing as of the beginning of the earliest period presented. Certain reclassifications have been made to the consolidated balance sheets and statements of operations for the three months ended December 31, 1996 to conform to the presentation for the year ended December 31, 1997.

  Petersen is a holding company with substantially no assets, operations or cash flows other than its investment in Holdings and Publishing. Petersen and Holdings are guarantors of Publishing's Revolving Credit Facility (as defined in Note 5) and Holdings is a guarantor of Publishing's Notes (as defined in
Note 5). Petersen has not presented separate financial statements and other disclosures concerning Holdings and Publishing because management has determined that such information is not material to investors.

 Earnings Per Share

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts presented have been calculated according to SFAS 128. See Note 13 for the computation of basic and diluted loss per share.

 Cash Equivalents

  Cash equivalents consist primarily of debt instruments with maturities of three months or less. The carrying amounts of cash and cash equivalents reported in the balance sheet approximate fair value.

 Inventories

  Inventories, consisting of paper held at a printing company, are stated at the lower of cost, which approximates the first-in, first-out method, or market.

 Deferred Subscription Acquisition Costs

  Deferred subscription acquisition costs consist of agency commissions paid to obtain subscriptions and are amortized over the life of the related subscriptions ranging from 12 to 36 months.

                         THE PETERSEN COMPANIES, INC.

 Depreciation and Amortization

  Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years except for leasehold improvements which are amortized over the lesser of 10 years or the life of the lease.

 Goodwill and Other Intangible Assets

  Goodwill is amortized using the straight-line method over its estimated useful life of 15 years. Goodwill associated with Petersen's acquisition of certain intellectual properties is amortized using the straight-line method over its estimated useful life of 5 years. Other intangible assets (consisting mainly of subscriber lists and established work force) are amortized over their estimated useful lives of ten years. Deferred financing costs are amortized over the terms of the underlying debt (see Note 5).

 Revenue Recognition

  Advertising revenue, net of provisions for related rebates and discounts, is recognized at the "on sale" date of the publication containing the advertisement. Subscription revenue is deferred and recognized pro rata as fulfilled over the terms of such subscriptions and is recorded net of related agency commissions. Sales of magazines intended for retail distribution on newsstands are recorded at the time such publications are available for sale by distributors to the public and are reduced by an estimated provision for returns.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenues

  No customer accounted for over 10% of Petersen's revenues. Petersen's activities occur principally in the United States and revenues from outside the United States are less than 10% of Petersen's revenues.

 Advertising Expenses

  Petersen began a new mailing program in 1997. Petersen accounts for its direct response advertising costs in accordance with the American Institute of Certified Public Accountants Statement of Position 93-7 "Reporting on Advertising Costs" pursuant to which qualified direct response advertising is capitalized and amortized over its expected period of future benefit. Such capitalized costs include primarily printing and postage to current and potential subscribers and totaled $5,339,000 at December 31, 1997 and will be amortized over twelve months (the estimated period of future benefit) beginning two months after mailing. No direct response advertising costs were capitalized at December 31, 1996. Amortization of direct response advertising costs for the year ended December 31, 1997 was $2,058,000.

  Petersen expenses all other costs of advertising as incurred. Advertising expense for the three months ended December 31, 1996 and the year ended December 31, 1997 were $23,000 and $1,094,000, respectively.

 Recently Issued Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997. The statements will be adopted in calendar year 1998 and Petersen expects that it will add additional disclosure to the financial statements.

                         THE PETERSEN COMPANIES, INC.

2. ACQUISITIONS

 Acquisition of the Publishing Division of Petersen Publishing Company

  In August 1996, Petersen entered into an Asset Purchase Agreement to purchase substantially all of the assets of the Publishing Division of Petersen Publishing Company (the "Predecessor") (the "Acquisition"). Petersen assigned its rights under such agreement to Publishing and Publishing assumed all of Petersen's obligations thereunder. The aggregate purchase price (including expenses) was $462,800,000 (including costs associated with the Acquisition), plus the assumption of unearned subscription revenues and other certain liabilities totaling approximately $49,000,000.

  The Acquisition was completed on September 30, 1996. In connection with the Acquisition, Publishing recorded goodwill of approximately $360,000,000 and other intangible assets of approximately $120,000,000.

  The Asset Purchase Agreement provided for a final settlement of the purchase price related to changes in the working capital of the Predecessor between June 30, 1996 and September 30, 1996. During the year ended December 31, 1997, Publishing received $2,526,000 related to such changes. At December 31, 1997, Petersen recorded a receivable of $2,300,000 from the Predecessor, representing additional amounts due as a result of changes in the working capital of the Predecessor, and adjusted accrued liabilities and goodwill accordingly. Such amount was received by the Company subsequent to December 31, 1997.

  In order to finance the Acquisition, Publishing entered into a Senior Credit Facility for up to $260,000,000, issued 11 1/8% Senior Subordinated Notes for $100,000,000 and Holdings issued equity securities for $165,000,000. See Notes 5 and 7 for a more comprehensive discussion of the debt and equity issuances.

 Other Acquisitions

  In October 1997, Petersen acquired substantially all of the assets of a magazine publisher, including all rights to certain magazines, for an aggregate purchase price of $3,450,000, plus the assumption of certain liabilities. As a result of the acquisition, Petersen recorded goodwill totaling $4,409,000.

  In November 1997, Petersen purchased the assets of three auto-related associations, consisting mainly of intellectual property (i.e. trademarks, service marks and logos). As a result of these purchases, Petersen recorded goodwill of $1,500,000. Such amount will be amortized over five years.

  Goodwill amortization expense and amortization of other intangibles for the period from August 15, 1996 (inception) to December 31, 1996 was $5,992,000 and $3,000,000, respectively. Goodwill amortization expense and amortization of other intangibles for the year ended December 31, 1997 was $24,046,000 and $12,000,000, respectively.

3. INVENTORIES

  Inventories consist of (in thousands):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1997
                                                                   ------ ------
   Paper.......................................................... $  611 $  824
   Magazines in process...........................................  3,797  3,300
                                                                   ------ ------
                                                                   $4,408 $4,124
                                                                   ====== ======

  The Company purchases substantially all of its paper supplies and printing services from one vendor.

                         THE PETERSEN COMPANIES, INC.

4. PROPERTY AND EQUIPMENT

  Property and equipment consists of (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1997
                                                                  ------ ------
   Leasehold improvements........................................ $  283 $  859
   Machinery and equipment.......................................  2,230  2,581
   Office furniture and equipment................................  2,199  2,199
                                                                  ------ ------
                                                                   4,712  5,639
   Less accumulated depreciation and amortization................    560  2,391
                                                                  ------ ------
                                                                  $4,152 $3,248
                                                                  ====== ======

5. LONG-TERM DEBT

 Credit Facility:

  On September 30, 1996, Publishing entered into a Senior Credit Facility with First Union National Bank of North Carolina and CIBC Inc. (the "Lenders") pursuant to which the Lenders agreed to loan Publishing up to $260,000,000. As of December 31, 1996, Publishing had $200,000,000 outstanding under the Senior Credit Facility. In October 1997, Publishing repaid in full all amounts outstanding under the Senior Credit Facility. Publishing incurred costs of approximately $7,000,000 in connection with the Senior Credit Facility. These costs were included in Deferred Financing Costs and were being amortized over the average terms of the loans. During the period from August 15, 1996 (inception) to December 31, 1996 and the year ended December 31, 1997, Publishing amortized approximately $250,000 and $1,403,000, respectively, of such deferred financing costs. As a result of the early repayments, during the year ended December 31, 1997, Publishing recorded additional amortization of deferred financing costs of approximately $5,398,000, which amount has been classified as an extraordinary item.

  In October 1997, Publishing entered into a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with First Union Capital Markets Corp. and a syndicate of other financial institutions. The Revolving Credit Facility provides for up to $175,000,000 in borrowings, including up to $10,000,000 for standby letters of credit and $10,000,000 for swingline loans. The Revolving Credit Facility bears interest at the Alternate Base rate (8.5% at December 31, 1997), or LIBOR (6.0% at December 31, 1997) plus .375% to 1.0%, based on certain ratios defined in the Revolving Credit Facility agreement. As of December 31, 1997, Publishing had $65,000,000 outstanding under the Revolving Credit Facility at a weighted average interest rate of 6.625%. In addition, at December 31, 1997, a $1,600,000 letter of credit was outstanding, reducing the amount available under the Revolving Credit Facility. The letter of credit expires in January 1999 and is renewable annually.

  The Revolving Credit Facility matures on September 30, 2002. The Revolving Credit Facility is required to be permanently reduced with (i) 100% of insurance proceeds not applied toward the repair or replacement of damaged properties within 180 days, (ii) 100% of proceeds from assets sales not reinvested within 180 days, other than assets sold in the normal course of business, (iii) 25% of the proceeds from the issuance of any equity (excluding equity issued for acquisitions and the Offering (see Note 7)) or 100% of any debt.

  The Revolving Credit Facility contains certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, disposals of assets, payments of dividends and investments, as well as certain financial ratio covenants. As of December 31, 1997, Publishing was in compliance with the covenants of the Revolving Credit Facility.

                         THE PETERSEN COMPANIES, INC.

  The Revolving Credit Facility is guaranteed by Petersen, Holdings and all wholly-owned subsidiaries of Publishing, if any. As collateral for the Revolving Credit Facility, Publishing pledged a first priority security interest in all of its assets and all of the assets of any wholly-owned subsidiaries.

  Publishing estimates that at December 31, 1997, the book value of the Revolving Credit Facility approximated its fair value.

  Publishing incurred costs of approximately $722,000 in connection with the Revolving Credit Facility. These costs are included in Deferred Financing Costs and are being amortized over five years. During the year ended December 31, 1997, Publishing amortized approximately $36,000, of such deferred financing costs.

 11 1/8% Senior Subordinated Notes due 2006:

   Publishing and its wholly-owned subsidiary, Petersen Capital Corp. (together, the "Issuers"), issued $100,000,000 in 11 1/8% Senior Subordinated Notes due 2006 (the "Notes") pursuant to an Offering Memorandum dated November 20, 1996. Petersen Capital Corp. ("Capital") was incorporated for the purpose of serving as a co-issuer of the Notes in order to facilitate the offering of the Notes. Capital has no operations, revenues or assets of any kind and does not participate in the servicing of the interest or principal obligations of the Notes. The indenture governing the Notes imposes substantial restrictions on the activities of Capital. On March 11, 1997, Publishing exchanged all of the outstanding Notes for substantially identical notes that were registered pursuant to a registration statement on Form S-4 under the Securities Act of 1933.

  The Notes bear interest at 11 1/8% per annum, payable semi-annually on November 15 and May 15, commencing May 15, 1997. The Notes will mature on November 15, 2006 and will not be subject to any sinking fund requirement. The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after November 15, 2001, at the redemption prices set forth in the Notes Purchase Agreement, plus accrued and unpaid interest to the date of redemption. Under certain circumstances, prior to November 15, 1999, the Issuers, at their option, may redeem in the aggregate up to 25% of the original principal amount of the Notes at 111.125% of the aggregate principal amount so redeemed, plus accrued and unpaid interest. In October 1997, Publishing elected to redeem such aggregate amount and, as a result, paid $27,781,000 to holders of 25% of the original principal amount. Such amount includes a redemption premium of $2,781,000, which has been classified as an extraordinary item. In addition, accrued and unpaid interest of $1,321,000 was paid to the holders of the redeemed Notes.

  The Notes are general unsecured obligations of the Issuers and are subordinated in right of payment to all existing and future senior indebtedness of the Issuers. The Notes are guaranteed by Holdings.

  The Indenture governing the Notes (the "Indenture") contains certain restrictive covenants, including but not limited to, restrictions on incurrence of debt, dividend payments, certain asset sales, transactions with affiliates, liens and investments. As of December 31, 1997, Publishing was in compliance with the covenants contained in the Indenture.

  Publishing incurred costs of approximately $4,000,000 in connection with the original issuance of the Notes. These costs are included in Deferred Financing Costs and are being amortized over the term of the Notes. During the period from August 15, 1996 (inception) to December 31, 1996 and the year ended December 31, 1997, Publishing amortized approximately $67,000, and $1,283,000, respectively, of such deferred financing costs. The 1997 amounts include additional amortization of $908,000, representing costs associated with the portion of the Notes redeemed by Publishing. Such amount has been classified as an extraordinary item.

  The Company estimates that the book value of the Senior Subordinated Notes approximates their fair value.

                         THE PETERSEN COMPANIES, INC.

6. INCOME TAXES

  Holdings and Publishing are limited liability companies. The liability for federal and state income taxes of a limited liability company is the obligation of the members. Therefore, at December 31, 1996, no provision or liability for federal or state income taxes was recorded.

  At December 31, 1997, Publishing had no provision or liability for federal or state income taxes based on the net loss from operations during the year. Deferred income taxes reflect the net tax effects of the net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Petersen's deferred tax liabilities and assets as of December 31, 1997 are as follows (in thousands):

     Deferred tax assets:
       Vacation pay accrual............................................ $   756
       Other accruals..................................................     100
       Amortization expense............................................   4,234
       Net operating loss carryforward.................................     641
       Depreciation expense............................................     377
                                                                        -------
     Total deferred tax assets.........................................   6,108
     Deferred tax liabilities:
       Capitalized advertising costs...................................   2,312
       Prepaid expenses................................................   1,060
       Bad debt expense................................................     212
       State income taxes..............................................     164
                                                                        -------
     Total deferred tax liabilities....................................   3,748
                                                                        -------
     Net deferred tax assets...........................................   2,360
     Valuation allowance...............................................  (2,360)
                                                                        -------
     Net deferred tax assets........................................... $   --
                                                                        =======

  At December 31, 1997, the Company had net operating loss carryforwards available to reduce future federal taxable income of $1,658,000, which expires in 2017. In addition, at December 31, 1997, the Company had net operating loss carryforwards available to reduce future state taxable income. Due to the Company filing in multiple jurisdictions, the related expiration dates and amounts that are deductible, vary by state.

7. SHAREHOLDERS' EQUITY

  In August 1996, Petersen issued 2,145 shares of its Class A common stock, par value $.01 per share, (the "Class A Common Stock") and 1,200 shares of its Class B common stock, par value $.01 per share, (the "Class B Common Stock") in exchange for proceeds aggregating $1,671,000. With such proceeds, Petersen invested $1,505,250 in Holdings membership units, representing 1% of Holdings' total members' equity and $167,250 in Publishing membership units, representing .1% of Publishing's total members' equity. Also in August 1996, Holdings issued 367,950 shares of Class A Common Units and 367,950 Preferred Units in exchange for proceeds aggregating $165,135,000. See Note 11 regarding additional common units issued by Holdings.

  On September 30, 1997, pursuant to a Contribution and Recapitalization Agreement (the "Recapitalization Agreement"), each existing securityholder of Petersen and Holdings contributed all of its existing shares of

                         THE PETERSEN COMPANIES, INC.

Common Stock of Petersen and Preferred Units and Common Units of Holdings to Petersen in exchange for newly-issued shares of Common Stock of Petersen. Pursuant to the Recapitalization Agreement: (i) all of the Preferred Units of Holdings were exchanged for an aggregate of 10,727,176 shares of Common Stock and (ii) all of the Class A and Class D Common Units (see Note 11) of Holdings and all of the Common Stock of Petersen was exchanged for an aggregate of 16,132,088 shares of Common Stock. Such exchanges are collectively referred to herein as the "Reorganization".

  On October 2, 1997, Petersen issued an additional 8,050,000 shares of Class A Common Stock pursuant to a registration statement filed with the Securities and Exchange Commission (the "Offering"). Proceeds from the Offering aggregated approximately $130,000,000, after deduction of commissions and expenses related to the Offering.

  As a result of the Offering and the Reorganization, the total amount of authorized capital stock of Petersen consists of 75,000,000 shares of Class A Common Stock (27,172,974 shares issued and outstanding at December 31, 1997) and 25,000,000 shares of Class B Common Stock (7,736,290 shares issued and outstanding at December 31, 1997).

  The holders of the Class A Common Stock are entitled to receive dividends out of assets legally available therefor at such time and in such amounts as the Board of Directors may from time to time determine. Such dividends are subject to the prior rights of holders of any Preferred Stock of Holdings. Upon liquidation, dissolution or winding up of Petersen, the holders of Class A Common Stock are entitled to receive pro rata the assets of Petersen which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of Preferred Stock of Holdings then outstanding. Each outstanding share of Class A Common Stock is entitled to one vote on all matters submitted to a vote of stockholders.

  Except with respect to voting and conversion rights, the Class B Common Stock is identical to the Class A Common Stock. Holders of Class B Common Stock have no right to vote on matters submitted to a vote of stockholders, except (i) as otherwise required by law and (ii) that the holders of Class B Common Stock shall have the right to vote as a class. Upon the occurrence of certain events (including, but not limited to, any public offering or public sale of such shares, certain sales of securities of Petersen, a merger, consolidation or similar transaction) each holder of Class B Common Stock is entitled to convert on a share-for-share basis any or all of the shares of such holder's Class B Common Stock being distributed, disposed of or sold in connection with such event.

8. LONG TERM EQUITY INCENTIVE PLAN

  Pursuant to the terms of Petersen's Long-Term Equity Incentive Plan (the "Plan"), Petersen may grant incentive or nonqualified stock options, stock appreciation rights in tandem with options, or performance awards to purchase shares of its Class A Common Stock to the Company's officers, key employees, or other individuals selected by the Compensation Committee (the "Committee") of Petersen's Board of Directors. An aggregate of 2,041,269 shares may be issued under the Plan at an exercise price to be established by the Committee. However, the Plan provides that in the case of incentive stock options, the exercise price may not be less than 100% of the stock's fair market value as of the date of grant of the option, unless the grantee owns more than 10% of the total combined voting power of all classes of Petersen's, in which case the exercise price may not be less than 110% of the stock's fair market value at the date of grant of the option. The term during which each option may be exercised shall be determined by the Committee, but in no event shall an option be exercisable in whole or in part, more than ten years from the date of grant.

                         THE PETERSEN COMPANIES, INC.

  A summary of the Company's stock option activity and related information follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                          OPTIONS EXERCISE PRICE
                                                          ------- --------------
      Outstanding at December 31, 1996...................     --      $ --
      Granted............................................ 320,685      8.87
      Surrendered, forfeited or expired..................   4,111      8.87
      Exercised..........................................     --
                                                          -------     -----
      Outstanding at December 31, 1997................... 316,574     $8.87
                                                          =======     =====
      Exercisable at December 31, 1997...................     --
                                                          =======

  All options outstanding as of December 31, 1997 had an exercise price of $8.87, vest ratably from the date of grant (July 31, 1997) to December 31, 1999, and expire five years from the date of grant. The weighted average remaining contractual life of the options is approximately 4.5 years. At December 31, 1997, Petersen has reserved 2,041,269 shares of its common stock with respect to shares issuable under the Plan.

  On January 9, 1998, the Board of Directors granted to certain employees a total of 358,500 options to purchase shares of the Company's Class A Common Stock at an option price of $20.38, which was the closing price for the Class A Common Stock on January 9, 1998. These options vest on the third anniversary date of the grant.

 Fair Value Disclosure

  Petersen has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" . In accordance with SFAS 123, Petersen has elected to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of Petersen's stock options granted in 1997 equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

  Pro forma information regarding net income is required by SFAS 123, and has been determined as if Petersen had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; dividend yield of 0%; volatility factors of the expected market price of Petersen common stock of .40 and a weighted average expected life of the options of 2.5 years. These assumptions resulted in a weighted-average fair value of $2.66 per share for stock options granted in 1997.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions (see above), including the expected stock price volatility. Because Petersen's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma effect on net income for the year ended December 31, 1997 is not representative of the pro forma effect on net income in future years because pro forma information in future

                         THE PETERSEN COMPANIES, INC.

years will reflect the amortization of a larger number of stock options granted in several succeeding years. The pro forma loss per share does not include the shares which would be issuable upon exercise of the options as their inclusion would be antidilutive.

  Petersen's pro forma information for the year ended December 31, 1997 follows (in thousands):

      Pro forma net loss............................................. $(45,238)
                                                                      ========
      Pro forma loss per share....................................... $  (1.57)
                                                                      ========

9. EMPLOYEE STOCK DISCOUNT PURCHASE PLAN

  The Petersen Companies, Inc. Employee Stock Discount Purchase Plan (the "Employee Stock Purchase Plan") was approved by the Board and the existing stockholders upon consummation of the Offering. The Employee Stock Purchase Plan will give employees desiring to do so a convenient means of purchasing shares of Class A Common Stock through payroll deductions. The Employee Stock Purchase Plan will provide an incentive to participate by permitting certain purchases at a discounted price equal to 85% of the fair market value of the Class A Common Stock on the date of purchase. Petersen believes that ownership of stock by employees will foster greater employee interest in the success, growth and development of Petersen. At December 31, 1997 no shares had been issued in connection with the Employee Stock Purchase Plan. An aggregate of 90,557 shares of Class A Common Stock have been reserved for sale under the Employee Stock Purchase Plan.

10. PROFIT-SHARING RETIREMENT AND 401K PLANS

  The Predecessor had a profit-sharing retirement plan (the "Retirement Plan") for employees, which was qualified for tax exempt status by the Internal Revenue Service. Under the Retirement Plan, the Predecessor, at its discretion, made annual contributions for all eligible employees not to exceed 15% of their aggregate annual compensation. In November 1996, the Predecessor and Publishing entered into an amendment to the Retirement Plan, whereby Publishing became a sponsor of the Retirement Plan. Both the Predecessor and Publishing agreed to make contributions to the Retirement Plan on behalf of their respective employees based on compensation paid by each company. However, in connection with the Acquisition, Publishing agreed to make the contribution to the Retirement Plan for 1996. In December 1996, Publishing contributed $1,300,000 to the Retirement Plan. In June 1997, Publishing agreed to transfer the assets of Retirement Plan into a new 401K Plan (the "New Plan"). Under the New Plan, Publishing shall make matching contributions equal to 50% of the first 6% of the participants' basic compensation. Publishing recorded expense of $332,000, representing its matching contributions for the year ended December 31, 1997.

11. RELATED PARTY TRANSACTION

  In connection with the Acquisition, Publishing entered into employment agreements with three officers of Publishing. Pursuant to these employment agreements, the officers purchased Common Units and Preferred Units of Holdings and Common Stock of Petersen with promissory notes aggregating approximately $1,950,000. Of this amount, $200,000 was paid on March 1, 1997 and the balance of each promissory note will be due and payable on the earlier to occur of: (i) December 31, 2001; (ii) the termination of the employment with Publishing of the officers; or (iii) a sale of Publishing. Such promissory notes bear interest at a rate equal to Publishing's weighted average cost of borrowings. In connection with the Reorganization, the Common Units and Preferred Units held by the officers were exchanged for Class A Common Stock of the Company.

  In addition, Holdings issued to each of the officers additional Common Units without additional consideration. These Common Units vested ratably over a five-year period. In July 1997, these Common Units were exchanged for Class D Common Units. As a result of such exchange, Holdings recognized a non-recurring,

                         THE PETERSEN COMPANIES, INC.

non-cash compensation charge of $12,182,000. In connection with the Offering and the Reorganization, the Class D Common Units were exchanged for Class A Common Stock and the vesting was accelerated to a three-year period following consummation of the Offering.

  See Note 12 for additional related party transactions.

12. COMMITMENTS AND CONTINGENCIES

 Leases

  Rent expense includes amounts charged to Publishing by a stockholder of Petersen (the "Stockholder") for the use of various office facilities, including its corporate headquarters, owned by the Stockholder. The lease governing the corporate headquarters building had an initial term of 15 years and expires November 30, 2009. In connection with the Acquisition, Publishing assumed the lease, subject to certain reductions to the annual rental amounts and will continue to pay rent to the Stockholder. The lease provides for lease payments of $341,951 for each monthly period ended before November 30, 1996. For each fiscal year thereafter the monthly lease payments will be increased at an annual rate of approximately 1.75%.

  On October 1, 1996, Publishing entered into another lease with the Stockholder for office space located in Chicago, Illinois. The lease expires on September 30, 2005 and provides for monthly lease payments of: (i) $16,500 for the period from October 1, 1996 to September 30, 1999; (ii) $17,500 for the period from October 1, 1999 to September 30, 2002; and (iii) $18,500 for October 1, 2002 through the end of the term of the lease. Publishing believes such lease provides for lease payments at a market rate and for terms as favorable to Publishing as could have been negotiated with a third party at arm's length.

  In addition to the lease for its corporate headquarters, Publishing assumed other leases for sales offices throughout the United States. In addition to the annual rentals, certain of these leases include renewal options and require payments of real estate taxes, insurance and other expenses.

  Rent expense is as follows (in thousands):

                                                           RELATED
                                                            PARTY  OTHERS TOTAL
                                                           ------- ------ ------
      Three months ended December 31, 1996................ $1,032  $  452 $1,484
      Year ended December 31, 1997........................  4,379   1,403  5,782

  At December 31, 1997, minimum future annual rentals under long-term leases are as follows (in thousands):

                                                         RELATED
                                                          PARTY  OTHERS   TOTAL
                                                         ------- ------- -------
      1998.............................................. $ 4,452 $ 2,316 $ 6,768
      1999..............................................   4,530   2,379   6,909
      2000..............................................   4,614   2,409   7,023
      2001..............................................   4,691   2,686   7,377
      2002..............................................   4,773   2,689   7,462
      Thereafter to 2009................................  33,374   9,458  42,832
                                                         ------- ------- -------
          Total......................................... $56,434 $21,937 $78,371
                                                         ======= ======= =======

  The Company has entered into a sublease for a portion of its corporate headquarters. The term of the sublease expires in 2007. Aggregate future minimum rentals to be received under this sublease are $3,102,000 as of December 31, 1997. The Company has entered into other subleases for certain of its sales offices. The terms

                         THE PETERSEN COMPANIES, INC.

of these subleases expire within three years and aggregate future minimum rentals to be received under these subleases are not material.

 Legal Matters

  Petersen is a party to various legal actions and disputes arising in the ordinary course of business. Management believes, based on the advice of counsel, that any resulting liabilities from these actions will not have a material adverse effect on the financial position of the company.

13. LOSS PER SHARE

  As required by SFAS 128, basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plan.

  Options to purchase 316,574 shares of common stock at $8.87 per share, which will be exercisable in periods subsequent to December 31, 1997 and could potentially dilute basic loss per share and supplemental loss per share, have not been included in the basic and diluted or supplemental loss per share computations because their effect would have been antidilutive for the year ended December 31, 1997.

 Basic and Diluted Loss Per Share:

                                              YEAR ENDED DECEMBER 31, 1997
                                          ------------------------------------
                                                            WEIGHTED     PER-
                                              INCOME     AVERAGE SHARES SHARE
                                           (NUMERATOR)   (DENOMINATOR)  AMOUNT
                                          -------------- -------------- ------
                                          (IN THOUSANDS)
   Loss before extraordinary item........    $(14,729)
   Preferred dividends...................     (21,274)
                                             --------
   Loss before extraordinary item
    attributable to common stockholders..     (36,003)    (28,818,604)  $(1.25)
   Loss on early extinguishment of debt..      (9,088)    (28,818,604)   (0.31)
                                             --------                   ------
   Net loss attributable to common
    stockholders.........................    $(45,091)    (28,818,604)  $(1.56)
                                             ========                   ======

 Supplemental Loss Per Share:

  The following supplemental loss per share information gives effect to the Offering and subsequent reduction in debt, as if such transactions had occurred on January 1, 1997.

                                              YEAR ENDED DECEMBER 31, 1997
                                          ------------------------------------
                                                            WEIGHTED     PER-
                                              INCOME     AVERAGE SHARES SHARE
                                           (NUMERATOR)   (DENOMINATOR)  AMOUNT
                                          -------------- -------------- ------
                                          (IN THOUSANDS)
   Loss before extraordinary item........    $ (5,495)     34,856,104   $(0.16)
   Loss on early extinguishment of debt..      (9,769)     34,856,104    (0.28)
                                             --------                   ------
   Net loss..............................    $(15,264)     34,856,104   $(0.44)
                                             ========                   ======

                         THE PETERSEN COMPANIES, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

  For the quarter ended December 31, 1997, as a result of the Offering and the Reorganization, Petersen's results of operations were consolidated with those of Holdings and Publishing. The unaudited quarterly financial data for Petersen for the quarters ended March 31, June 30 and September 30 have been restated to reflect the consolidated balances of Petersen, Holdings and Publishing. In calculating the net loss per share, retroactive effect has been given to the Reorganization for each of the quarters presented.

  The following reflects unaudited quarterly financial data and net loss per share data for Petersen for the year ended December 31, 1997 (in thousands, except share and per share amounts):

                                                QUARTER ENDED
                                ------------------------------------------------
                                 MARCH 31    JUNE 30    SEPTEMBER 30 DECEMBER 31
                                ----------  ----------  ------------ -----------
   Net revenues...............  $   57,473  $   62,670   $   63,685  $   63,246
   Gross profit...............      17,446      20,257       20,155      20,168
   Income (loss) before
    extraordinary item........      (4,178)       (758)     (11,390)      1,597
   Loss on early
    extinguishment of debt....         --          --         6,307       2,781
   Net loss...................      (4,178)       (758)     (17,697)     (1,184)
   Preferred unit dividends...         --       15,419        5,472         383
   Net loss attributable to
    common stockholders.......      (4,178)    (16,177)     (23,169)     (1,567)
   Per share
   Income (loss) before
    extraordinary item
    attributable to common
    stockholders..............  $    (0.16) $    (0.60)  $    (0.63) $     0.04
   Loss on early
    extinguishment of debt....         --          --         (0.23)      (0.08)
                                ----------  ----------   ----------  ----------
   Net loss attributable to
    common stockholders.......  $    (0.16) $    (0.60)  $    (0.86) $    (0.04)
                                ==========  ==========   ==========  ==========
   Weighted average number of
    common shares outstanding.  26,859,264  26,859,264   26,859,264  34,909,264

  As more fully described in Note 11, in the quarter ended September 30, 1997, Petersen recorded a non-recurring non-cash compensation charge of $12,182,000.

15. SUBSEQUENT EVENT (UNAUDITED)

  In February 1998, Publishing, together with its wholly-owned subsidiary, Petersen Capital Corp., announced commencement of a cash tender offer for all of the outstanding Notes (the "Tender Offer"). The purchase price for Notes validly tendered and accepted for purchase will be an amount based on a yield to the first redemption date equal to 85 basis points over the yield of the 7 1/2% U.S. Treasury Note due November 15, 2001 less a consent payment of $30 per $1,000 principal amount. The Tender Offer is scheduled to expire on March 25, 1998, unless extended. In conjunction with the Tender Offer, Petersen is soliciting consents from the holders of the Notes to effect certain amendments to the indenture under which the Notes were issued (the "Consent Solicitation"). The Tender Offer and Consent Solicitation are conditioned upon, among other things, the receipt of sufficient funds from new financing being negotiated by the Company and its banks. There can be no assurance that such financing will be completed or that the net proceeds will be sufficient to purchase the Notes tendered.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Petersen Publishing Company

  We have audited the accompanying statements of operations, divisional equity and cash flows of Petersen Publishing Company, Publishing Division, for the year ended November 30, 1995 and for the ten months ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Petersen Publishing Company, Publishing Division and its cash flows for the year ended November 30, 1995 and the ten months ended September 30, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Los Angeles, California
December 16, 1996

                          PETERSEN PUBLISHING COMPANY
                              PUBLISHING DIVISION

      STATEMENTS OF OPERATIONS AND DIVISIONAL EQUITY (CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)

                                                                   TEN MONTHS
                                                      YEAR ENDED      ENDED
                                                     NOVEMBER 30, SEPTEMBER 30,
                                                         1995         1996
                                                     ------------ -------------
Net revenues:
  Advertising.......................................   $124,310     $112,525
  Newsstand.........................................     39,889       34,318
  Subscriptions (net of agency commissions of
   $49,503 (1995) and $45,554 (1996))...............     43,901       36,474
  Other.............................................      6,415        6,297
                                                       --------     --------
Total net revenues..................................    214,515      189,614
Production, selling and other direct costs
 (including rent paid to a related party of $3,875
 (1995) and $3,778 (1996))..........................    171,579      148,874
                                                       --------     --------
Gross profit........................................     42,936       40,740
General and administrative expenses.................     28,145       24,650
Amortization of goodwill and other intangible
 assets.............................................        433          339
                                                       --------     --------
Income from operations..............................     14,358       15,751
Interest income.....................................        549          537
Interest expense....................................        --          (185)
Gain on sale of assets..............................        --         1,554
                                                       --------     --------
Income before provision for income taxes............     14,907       17,657
Provision for state income taxes....................       (549)        (331)
                                                       --------     --------
Net income..........................................     14,358       17,326
Divisional equity (capital deficiency) at beginning
 of period..........................................        361        8,627
Distribution of S corporation earnings..............     (3,391)     (21,470)
Net change in advances to other divisions of the
 Company............................................     (2,701)      (6,155)
                                                       --------     --------
Divisional equity (capital deficiency) at end of
 period.............................................   $  8,627     $ (1,672)
                                                       ========     ========


                            See accompanying notes.

                          PETERSEN PUBLISHING COMPANY
                              PUBLISHING DIVISION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED  TEN MONTHS ENDED
                                                  NOVEMBER 30,  SEPTEMBER 30,
                                                      1995           1996
                                                  ------------ ----------------
OPERATING ACTIVITIES
Net income......................................    $ 14,358       $ 17,326
Adjustments to reconcile net cash provided by
 operating activities:
 Depreciation and amortization..................       3,439          2,704
 Allowance for doubtful accounts................         900             45
 Gain on sale of assets.........................         --          (1,554)
 Deferred state income taxes....................         406            173
 Changes in operating assets and liabilities:
  Accounts receivable...........................        (197)          (287)
  Inventories...................................     (11,846)        12,829
  Deferred subscription acquisition costs.......      (5,805)        (3,947)
  Other prepaid expenses and current assets.....         (84)          (217)
  Other assets..................................        (255)          (158)
  Accounts payable..............................       2,205         (4,529)
  Accrued payroll and related costs.............        (602)          (502)
  Customer incentives payable...................         355            170
  Unearned subscription revenues................       8,715          3,084
  Other accrued expenses and current
   liabilities..................................      (2,294)            95
  Other noncurrent liabilities..................         298           (513)
                                                    --------       --------
Net cash (used in) provided by operating
 activities.....................................       9,593         24,719
INVESTING ACTIVITIES
Purchases of property and equipment.............      (4,423)          (768)
Sales of investments............................       6,677          3,689
Proceeds from sale of assets....................         --           2,500
                                                    --------       --------
Net cash (used in) provided by investing
 activities.....................................       2,254          5,421
FINANCING ACTIVITIES
Proceeds from bank borrowing....................         --          10,000
Repayment of bank borrowing.....................         --         (10,000)
Distribution of S corporation earnings..........      (3,391)       (21,470)
Net change in advances to other divisions of the
 Company........................................      (2,701)        (6,155)
                                                    --------       --------
Net cash used in financing activities...........      (6,092)       (27,625)
                                                    --------       --------
Increase (decrease) in cash and cash
 equivalents....................................       5,755          2,515
Cash and cash equivalents at beginning period...       4,183          9,938
                                                    --------       --------
Cash and cash equivalents at end of period......    $  9,938       $ 12,453
                                                    ========       ========
Supplemental information:
 Income taxes paid..............................    $    263       $     40
 Interest received..............................         741            538
 Interest paid..................................         --             185

                            See accompanying notes.

                          PETERSEN PUBLISHING COMPANY
                              PUBLISHING DIVISION

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Petersen Publishing Company (the "Petersen Company") is a California corporation which is wholly-owned by the R.E. & M.M. Petersen Living Trust. The Publishing Division of the Petersen Company ("Petersen") is engaged in the publishing business with revenues generated primarily from the publication of various special interest magazines and the sale of related advertising, principally within the United States. The Petersen Company's other major division, which is excluded from these financial statements, rents and manages commercial real estate properties and operates ranch properties.

  The Petersen Company has elected to be taxed as an S corporation for federal and state income tax purposes.

 Basis of Presentation

  On August 15, 1996, the Company entered into an asset purchase agreement to sell substantially all of the assets of the Publishing Division to BrightView Communications Group, Inc. ("BrightView") for approximately $462,800,000 (including costs associated with the Acquisition), plus the assumption of certain liabilities totaling approximately $49,000,000. The acquisition was consummated on September 30, 1996.

  Although these financial statements present the Publishing Division's balance sheet as of the time of the sale, these financial statements have been prepared as if the Publishing Division will continue as a going concern and as a division of the Company. No adjustments have been made to reflect the purchase of assets, the assumption of liabilities by BrightView or the expenses incurred by Petersen Company related to the sale of Petersen.

  Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

 Cash Equivalents and Short-Term Investments

  Cash equivalents consist primarily of debt instruments with maturities of three months or less at the acquisition date. Short-term investments consist of state and local government debt securities (considered available-for-sale securities) with maturities greater than 90 days; however, none of Petersen's investments have maturities greater than one year. Petersen has no investments in equity securities. Short-term investments are carried at fair value which approximates cost.

 Inventories

  Inventories consist of paper held at a printing company and are stated at the lower of cost, which approximates the first-in, first-out method, or market.

 Deferred Subscription Acquisition Costs

  Deferred subscription acquisition costs consist primarily of agency commissions paid to obtain subscriptions and are amortized over the life of the related subscriptions.

 Depreciation and Amortization

  Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years except for leasehold improvements which are amortized over the lesser of 10 years or the life of the lease.

                          PETERSEN PUBLISHING COMPANY
                              PUBLISHING DIVISION

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


 Goodwill

  Goodwill is amortized using the straight-line method over its useful life of 15 years and resulted from the acquisitions of Sport, Bicycle Guide, and Sassy during fiscal years 1988, 1993, and 1994, respectively.

 Income Taxes

  The Petersen Company has elected to be taxed as an S corporation for federal and state income tax purposes. As such, the Petersen Company is not subject to U.S. federal income taxes or most state income taxes. Petersen reports the state income taxes to which it is subject under the liability method as required by Statement No. 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board ("FASB"). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Revenue Recognition

  Advertising revenue, net of provisions for related rebates and discounts, is recognized at the "on sale" date of the publication containing the advertisement. Subscription revenue is deferred and recognized pro rata as fulfilled over the terms of such subscriptions and is recorded net of related agency commissions. Sales of magazines intended for retail distribution on newsstands are recorded at the time such publications are available for sale by distributors to the public and are reduced by an estimated provision for returns.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenues

  No customer accounted for over 10% of Petersen's revenues. Petersen's activities occur principally in the United States and revenues from outside the United States are less than 10% of Petersen's revenues.

 Advertising Expenses

  Petersen expenses the cost of advertising as incurred. Advertising expense (in thousands) for the years ended November 30, 1995 and the ten months ended September 30, 1996, were $732 and $700, respectively.

 General and Administrative Expenses

  General and administrative expenses incurred by the Petersen Company were allocated between Petersen and the Real Estate Division with the Real Estate Division's portion equal to 3% of that Division's revenue which, in the opinion of Petersen's management, approximates the portion of such expenses which apply to the Real Estate Division.

                          PETERSEN PUBLISHING COMPANY
                              PUBLISHING DIVISION

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


2. INCOME TAXES

  The liability for federal income taxes of an S corporation is the obligation of the Petersen Company's stockholder. Therefore, no provision or liability for federal income taxes is included in the accompanying financial statements. The provision for income taxes is comprised of California franchise taxes at a rate of 1.5%, which is the rate applicable to taxable income of S corporations, and provisions for income taxes in certain other states in which Petersen has operations.

  The provision for income taxes consists of the following (in thousands):

                                                                    TEN MONTHS
                                                       YEAR ENDED      ENDED
                                                      NOVEMBER 30, SEPTEMBER 30,
                                                          1995         1996
                                                      ------------ -------------
     State:
       Current.......................................     $143         $158
       Deferred......................................      406          173
                                                          ----         ----
                                                          $549         $331
                                                          ====         ====

  A reconciliation of the provision for income taxes computed by applying the federal statutory rate of 34% to income before income taxes and the reported provision for income taxes is as follows (in thousands):

                                                                  TEN MONTHS
                                                     YEAR ENDED      ENDED
                                                    NOVEMBER 30, SEPTEMBER 30,
                                                        1995         1996
                                                    ------------ -------------
     Income tax provision computed at statutory
      federal income tax rate......................   $ 5,068       $ 6,003
     State income taxes............................       549           331
     Effect of S Corporation election..............    (5,068)       (6,003)
                                                      -------       -------
       Total provision.............................   $   549       $   331
                                                      =======       =======

3. PROFIT-SHARING RETIREMENT PLAN

  The Petersen Company has a profit-sharing retirement plan (the "Plan") for employees, which has been qualified for tax exempt status by the Internal Revenue Service. Under the Plan, the Petersen Company may, at its discretion, make annual contributions for all eligible employees not to exceed 15% of their aggregate annual compensation. Petersen's contributions (in thousands) to the Plan for the year ended November 30, 1995, and the ten months ended September 30, 1996 were $1,294, and $1,083, respectively.

4. COMMITMENTS AND CONTINGENCIES

 Leases

  Rent expense through November 30, 1994 includes amounts charged by the Petersen Company's Real Estate Division to Petersen for the use of various office facilities owned by the Petersen Company which were used by Petersen for its principal operating and corporate headquarters. As of that date, the Petersen Company sold its corporate headquarters building, which was first occupied by Petersen in March 1993, to its stockholder and subsequent thereto Petersen's rent for this facility has been paid to the Petersen Company's stockholder in accordance with a lease which had an initial term of 15 years and expires November 30, 2009.

                          PETERSEN PUBLISHING COMPANY
                              PUBLISHING DIVISION

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  In addition to the annual rentals, certain of the leases include renewal options and require payments of real estate taxes, insurance and other expenses.

  Rent expense is as follows (in thousands):

                                                       REAL ESTATE
                                                       DIVISION OR
                                                       SHAREHOLDER OTHERS TOTAL
                                                       ----------- ------ ------
     Year ended November 30:
       1994...........................................   $3,939    $1,130 $5,069
       1995...........................................    3,875     1,575  5,450
     Six months ended June 30, 1996...................    2,298       606  2,904
     Ten months ended September 30, 1996..............    3,778     1,627  5,405

  At September 30, 1996, minimum future annual rentals under long-term leases are as follows (in thousands):

                                                     SHAREHOLDER OTHERS  TOTAL
                                                     ----------- ------ -------
     1996 (Two months ended November 30)............   $   766   $  195 $   961
     1997...........................................     4,676    1,101   5,777
     1998...........................................     4,758      906   5,664
     1999...........................................     4,841      850   5,691
     2000...........................................     4,926      850   5,776
     2001...........................................     5,012      850   5,862
     Thereafter to 2009.............................    43,387    2,337  45,724
                                                       -------   ------ -------
                                                       $68,366   $7,089 $75,455
                                                       =======   ====== =======

 Contingencies

  Petersen is a party to various legal actions and disputes arising in the ordinary course of business. Management believes, based on the advice of counsel, that any resulting liabilities from these actions will not have a material adverse effect on the financial position of Petersen.

                          THE PETERSEN COMPANIES, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A           COLUMN B  COLUMN C--ADDITIONS  COLUMN D     COLUMN E
------------------------- ---------- ------------------- ----------    ---------
                          BALANCE AT CHARGED TO CHARGED                 BALANCE
                          BEGINNING  COSTS AND  TO OTHER                AT END
       DESCRIPTION        OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS    OF PERIOD
------------------------- ---------- ---------- -------- ----------    ---------
Reserves and allowances
 deducted from assets
 accounts:
  Allowance for doubtful
   accounts of The
   Petersen Companies,
   Inc.:
   Period from August 15,
    1996 (inception) to
    December 31, 1996....   $1,871        --       --     $  (267)(a)   $1,604
   Year ended December
    31, 1997.............   $1,604      $860       --     $(1,178)(a)   $1,286

--------
(a) Represents amounts written-off against the allowance for doubtful accounts of The Petersen Companies, Inc., net of recoveries.

                    [LOGO OF THE PETERSEN COMPANIES, INC.]

                               INDEX TO EXHIBITS

 EXHIBIT                                                                   PAGE
   NO.                               EXHIBIT                               NO.
 -------                             -------                               ----
  2.1    Contribution and Recapitalization Agreement by and among the
         Company, Petersen Holdings, L.L.C. ("Petersen"), Publishing and
         all of the Company's existing stockholders. (1)
  3.1    Restated Certificate of Incorporation of the Company. (1)
  3.2    Amended and Restated By-Laws of the Company. (1)
  4.1    Indenture, dated as of November 15, 1996, by and among
         Petersen, Publishing, Capital and United States Trust Company
         of New York, as trustee. (2)
  4.2    Forms of 11 1/8% Senior Subordinated Notes and Series B 11 1/8%
         Senior Subordinated Notes. (2)
  4.3    Securities Purchase Agreement, dated November 20, 1996, by and among Petersen, Petersen Capital Corp. ("Capital"), Publishing
         and the Initial Purchasers named therein. (2)
  4.4    Credit Agreement, dated as of October 6, 1997, by and among the
         Company, Publishing, the Lenders named therein, First Union
         National Bank ("First Union"), as Administrative Agent, and
         CIBC, Inc., as Documentation Agent. (1)
  4.5    Borrower Pledge and Security Agreement, dated as of October 6,
         1997, made by Publishing in favor of First Union, as
         Administrative Agent. (1)
  4.6    Parent Pledge and Security Agreement, dated as of October 6,
         1997, made by Petersen and the Company in favor of First Union, as Administrative Agent. (1)
  4.7    Revolving Credit and Swingline Notes of Publishing, each dated
         October 6, 1997. (1)
  4.8    Parent Guaranty, dated as of October 6, 1997, by and among
         Petersen, Publishing and First Union, as Administrative Agent.
         (1)
  4.9    Senior Subordinated Credit Agreement, dated as of September 30,
         1996, among Publishing, the guarantors named therein, the
         Lenders named therein and First Union, as Agent. (2)
  4.10   Registration Rights Agreement, dated November 20, 1996, by and among Publishing, Capital and the Initial Purchasers named therein. (2)
  4.11   Specimen of Class A Common Stock. (3)
 10.1    License Agreement, dated as of August 15, 1996, by and between
         Robert E. Petersen, the Company and the Predecessor. (2)
 10.2    Employment Agreement, dated as of August 15, 1996, by and
         between the Company and Robert E. Petersen. (2)
 10.3    Executive Securities Purchase and Employment Agreement, dated as of September 30, 1996, by and among the Company, Petersen,
         Publishing and D. Claeys Bahrenburg. (2)
 10.4    Executive Securities Purchase and Employment Agreement, dated as of September 30, 1996, by and among the Company, Petersen,
         Publishing and Neal Vitale. (2)
 10.5    Securities Purchase Agreement, dated as of September 30, 1996, made by and among Petersen, Petersen Investment Corp., the
         Company, the Seller, Willis Stein & Partners, L.P., and the
         other Persons set forth on Schedule A thereto. (2)
 10.6    Executive Securities Purchase and Employment Agreement, dated as of September 30, 1996, by and among the Company, Petersen,
         Publishing and Richard S Willis.
 10.7    Securityholders Agreement, dated as of September 30, 1996, among Petersen Investment Corp., Petersen, the Company and the
         other parties thereto. (2)
 10.8    Promissory Note, dated as of September 30, 1996, from D. Claeys
         Bahrenburg in favor of the Company in the amount of $8,000. (2)
 10.9    Promissory Note, dated as of September 30, 1996, from D. Claeys
         Bahrenburg in favor of the Company in the amount of $2,000. (2)