Form 10-Q
period 1998-03-31
PETERSEN COMPANIES INC
filed 1998-05-15
CIK 1043412

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _____ TO _____

              COMMISSION FILE NUMBER 1-13373

                         THE PETERSEN COMPANIES, INC.
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                    36-4099296
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         6420 WILSHIRE BOULEVARD
         LOS ANGELES, CALIFORNIA                         90048
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock              Outstanding at March 31, 1998
     ---------------------              -----------------------------
     Class A, $0.01 par value                    27,172,974
     Class B, $0.01 par value                     7,736,290

                          THE PETERSEN COMPANIES, INC.

                               INDEX TO FORM 10-Q

                                                                                           PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of December 31,
           1997 and March 31, 1998 (unaudited).......................................        3

           Unaudited Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1997 and 1998........................        4

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1997 and 1998........................        5

           Notes to Condensed Consolidated Financial Statements......................        6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................       11

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..........................................       15

SIGNATURES...........................................................................       16

                         THE PETERSEN COMPANIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  December 31,     March 31,
                                                                                      1997           1998
                                   ASSETS                                         ------------    ------------
                                                                                                  (Unaudited)
Current assets:
Cash and cash equivalents......................................................       $  5,925      $ 16,642
Accounts receivable, net of allowance for doubtful accounts
of $1,286 (1997) and $886 (1998)...............................................         25,408        30,932
Receivable from related party..................................................          2,420             -
Inventories....................................................................          4,124         3,565
Current portion of deferred subscription acquisition costs.....................         39,070        38,837
Deferred direct mail advertising costs, net of accumulated amortization
of $2,058 (1997) and $3,558 (1998).............................................          5,339         7,854
Other prepaid expenses and current assets......................................          2,795         4,070
                                                                                      --------      --------
Total current assets...........................................................         85,081       101,900
Deferred subscription acquisition costs........................................         36,905        35,982
Property and equipment, net of accumulated depreciation of $2,391
(1997) and $2,851 (1998).......................................................          3,248         3,629
Goodwill, net of accumulated amortization of $29,965 (1997) and
$36,082 (1998).................................................................        334,102       349,349
Subscriber list and established work force, net of accumulated
amortization of $15,000 (1997) and $18,000(1998)...............................        105,000       102,000
Deferred financing costs, net of accumulated amortization
of $11,397 (1997) and $14,768 (1998)...........................................          3,336         3,309
Other assets...................................................................          2,075         3,030
                                                                                      --------      --------
Total assets...................................................................       $569,747      $599,199
                                                                                      ========      ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities.......................................       $ 14,299      $ 38,346
Accrued payroll and related costs..............................................          6,414         3,359
Accrued interest on long-term debt.............................................          1,283           105
Customer incentives payable....................................................          6,982         7,009
Current portion of unearned subscription revenues..............................         71,585        72,989
Current portion of long term debt..............................................              -         1,500
Other accrued expenses and current liabilities.................................          1,705         2,173
                                                                                      --------      --------
Total current liabilities......................................................        102,268       125,481
Unearned subscription revenues.................................................         46,360        50,590
Bank Borrowings................................................................         65,000       158,500
Senior Subordinated Notes......................................................         75,000             -
Other noncurrent liabilities...................................................          7,592         7,711

Commitments and contingencies..................................................              -             -
                                                                                      --------      --------
Total Liabilities..............................................................        296,220       342,282
Stockholders' equity:
Class A Common Stock, $.01 par value; 75,000,000 shares authorized,
27,172,974 shares issued and outstanding.......................................            272           272
Class B Common Stock, $.01 par value; 25,000,000 shares authorized,
7,736,290 shares issued and outstanding........................................             77            77
Additional paid-in capital.....................................................        330,624       330,301
Accumulated deficit............................................................        (55,696)      (72,228)
                                                                                      --------      --------
                                                                                       275,277       258,422
Less: notes receivable from related parties....................................         (1,750)       (1,505)
                                                                                      --------      --------
Total stockholders' equity.....................................................        273,527       256,917
                                                                                      --------      --------
Total liabilities and stockholders' equity.....................................       $569,747      $599,199
                                                                                      ========      ========

                            See accompanying notes.

                         THE PETERSEN COMPANIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                           For the Three Months
                                                                                                              ended March 31,
                                                                                                            1997           1998
                                                                                                         ----------      ---------
Net revenues:
Advertising.................................................................................                $34,504       $ 36,278
Newsstand...................................................................................                 10,543         13,042
Subscriptions (net of agency commissions of $13,588 (1997) and
$14,587 (1998)..............................................................................                 10,989         13,264
Other.......................................................................................                  1,437          2,461
                                                                                                         ----------     ----------
Total net revenues..........................................................................                 57,473         65,045
Production, selling and other direct costs (including rent paid to a related party
of $1,093 (1997), and $1,111 (1998))........................................................                 40,027         45,018
                                                                                                         ----------     ----------
Gross profit................................................................................                 17,446         20,027
General and administrative expenses.........................................................                  5,105          5,568
Amortization of goodwill and other intangible assets........................................                  9,026          9,175
                                                                                                         ----------     ----------
Income from operations......................................................................                  3,315          5,284
Other income (expense):
Interest income.............................................................................                    172            224
Interest expense............................................................................                 (7,665)       ( 3,557)
                                                                                                         ----------     ----------
Income (Loss) before extraordinary item.....................................................                 (4,178)         1,951
Extraordinary item:
Loss on early extinguishment of debt........................................................                      -        (18,483)
                                                                                                         ----------     ----------
Net loss attributable to common stockholders................................................                $(4,178)      $(16,532)
                                                                                                         ==========     ==========

Income (Loss) per share before extraordinary item...........................................                 $(0.16)        $ 0.06
Loss per share on early extinguishment of debt..............................................                      -          (0.53)
                                                                                                         ----------     ----------
Net loss per share (basic and diluted)......................................................                 $(0.16)        $(0.47)
                                                                                                         ==========     ==========
Weighted average number of common shares outstanding........................................             26,698,758     34,909,264
                                                                                                         ==========     ==========

                            See accompanying notes.

                         THE PETERSEN COMPANIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                       1997         1998
                                                                                     -------     --------
OPERATING ACTIVITIES
Net loss.........................................................................    $(4,178)    $(16,532)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation.....................................................................        498          460
Amortization.....................................................................      9,373       12,547
Allowance for doubtful accounts..................................................        235         (225)
Changes in operating assets and liabilities:
Accounts receivable..............................................................     (3,436)      (5,278)
Inventories......................................................................      1,917          559
Deferred subscription acquisition costs..........................................     (2,880)       1,156
Deferred direct mail advertising costs...........................................       (653)      (2,515)
Accounts payable and accrued liabilities.........................................      1,989       24,047
Accrued payroll and related costs................................................      1,411       (3,055)
Accrued interest on long-term debt...............................................      2,953       (1,178)
Customer incentives payable......................................................        729           27
Unearned subscription revenues...................................................      5,135        5,634
Other current assets, net........................................................        327       (1,789)
Other current and noncurrent liabilities.........................................     (2,399)         588
                                                                                     -------     --------
Total adjustments................................................................     15,199       30,978
                                                                                     -------     --------
Net cash provided by operating activities........................................     11,021       14,446
                                                                                     -------     --------
INVESTING ACTIVITIES
Purchases of property and equipment..............................................       (160)        (842)
Acquisitions, net of costs.......................................................       (122)     (19,639)
                                                                                     -------     --------
Net cash used in investing activities............................................       (282)     (20,481)
                                                                                     -------     --------
FINANCING ACTIVITIES
Repayment of bank borrowings.....................................................       (250)           -
Proceeds from bank borrowings....................................................          -       95,000
Costs associated with the issuance of equity and IPO.............................          -         (323)
Proceeds from issuance of Membership Units.......................................        660            -
Repayment of Senior Subordinated Notes...........................................          -      (75,000)
Increase in deferred financing costs.............................................                  (3,344)
Payment on notes receivable, related party including interest....................        200          419
                                                                                     -------     --------
Net cash provided by financing activities........................................        610       16,752
                                                                                     -------     --------
Increase in cash and cash equivalents............................................     11,349       10,717
Cash and cash equivalents at beginning of period.................................      7,761        5,925
                                                                                     -------     --------
Cash and cash equivalents at end of period.......................................    $19,110     $ 16,642
                                                                                     =======     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Interest.........................................................................    $ 4,262     $  4,460
                                                                                     =======     ========
Taxes............................................................................    $     7     $     14
                                                                                     =======     ========

                            See accompanying notes.

                         THE PETERSEN COMPANIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

 Organization

     BrightView Communications Group, Inc., a Delaware corporation, changed its name to The Petersen Companies, Inc. (''Petersen'' or the ''Company'') on August 7, 1997. Prior to October 2, 1997, Petersen owned 1.0% of Petersen Holdings L.L.C. (''Holdings'') and .1% of Petersen Publishing Company, L.L.C. (''Publishing''). Subsequent to October 2, 1997, Petersen owns 100% of Holdings. Petersen was organized in August 1996 for the principal purpose of investing in Holdings and Publishing and has no business operations other than the investments in Holdings and Publishing. Publishing is engaged in the publishing business with revenues generated primarily from the publication of various special interest magazines and the sale of related advertising, principally within the United States. Petersen is Holdings' sole member and as such, controls the policies and operations of Holdings and of Publishing through Holdings. In January 1998, Holdings was merged into Publishing.

 Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements reflect the consolidated activity of Petersen, Holdings and Publishing for the three months ended March 31, 1997 and 1998, respectively, after elimination of intercompany transactions. Certain reclassifications have been made to the consolidated balance sheets and statements of operations for the three months ended March 31, 1997, to conform to the presentation for the three months ended March 31, 1998. For 1997, the Company has not presented separate financial statements and other disclosures concerning Holdings and Publishing because management has determined that such information is not material to investors. For 1998, all activity of Holdings and Publishing has been consolidated with that of the Company.

 Earnings Per Share

     In 1997, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards (''SFAS'') No. 128, ''Earnings per Share.'' SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts presented have been calculated according to SFAS 128.

 Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, ''Reporting Comprehensive Income'', which establishes standards for reporting and display of comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997. The statement, which has been adopted for calendar year 1998, had no impact on the financial statements of the Company.

                         THE PETERSEN COMPANIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 Extraordinary Item-Loss on Early Retirement of Debt

      On March 30, 1998, the Company redeemed the remaining $75 million of its 11 1/8 Senior Subordinated Notes due 2006 (the "Notes"). Additionally, the Company established a new Senior Credit Facility, a portion of which was used to repay the Notes (see Note 4). Accordingly, the Company recorded an extraordinary loss of $18.5 million which consisted of $14.8 million in prepayment charges in connection with the early retirement of debt, a write off of $3.2 million of unamortized deferred financing costs, and $.5 million in fees relating to both the retirement of debt and the establishment of the new Senior Credit Facility. There was no tax benefit recognized for the extraordinary item because it increased losses.

 Advertising Expenses

     The Company accounts for its direct response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", pursuant to which qualified direct response advertising is capitalized and amortized over its expected period of future benefit. Such capitalized costs include primarily printing and postage to current and potential subscribers and totaled $5.3 million and $7.9 million at March 31, 1997 and 1998, respectively.

     The Company amortizes all capitalized advertising costs over lives ranging from 12 to 24 months. Amortization of direct response advertising costs was $119,000 and $1.5 million for the three months ended March 31, 1997 and 1998, respectively, and is included in production, selling and other direct costs. The Company expenses all other costs of advertising as incurred. Advertising expense was approximately $94,000 and $184,000 for the three months ended March 31, 1997 and 1998, respectively.

  Income Taxes

     In the first quarter of 1998, Holdings and Publishing were limited liability companies. The liability for federal and state income taxes of a limited liability company is the obligation of the members. Therefore, at March 31, 1997, no provision or liability for federal or state income taxes was recorded. At March 31, 1998, the Company had no provision or liability for federal or state income taxes based on the Company's taxable loss for the quarter.

2.   ACQUISITIONS

     On March 31, 1998, Petersen acquired substantially all of the assets of a magazine publisher, including all rights to certain magazines, for an aggregate purchase price of $16.6 million net of working capital acquired and liabilities assumed. As a result of the acquisition, Petersen recorded goodwill totaling approximately $21.4 million. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 15 years.

     Amortization of goodwill and other intangibles for the three months ended March 31, 1997 and 1998, was approximately $9.4 million and $12.5 million, respectively.

                         THE PETERSEN COMPANIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVENTORIES

     Inventories consist of (in thousands):

                     December 31,   March 31,
                         1997         1998
                         ----         ----
Paper.............     $  824        $   25
Work in process...      3,300         3,540
                       ------        ------
                       $4,124        $3,565
                       ======        ======

     The Company purchases substantially all of its paper supplies and printing services from one vendor.

4.   Long-Term Debt

 Senior Credit Facility:

     In March 1998, the Company entered into a Senior Secured Revolving Credit Facility (the ''Revolving Credit Facility'') with First Union National Bank and a syndicate of other financial institutions. The Revolving Credit Facility provides for up to $325 million in borrowings, comprised of a $175 million seven-year Senior Secured Revolver (the "Revolver") due 2005, and a $150 million nine-year Senior Secured Term Loan (the "Term Loan") due 2007. The Revolving Credit Facility includes up to $10 million for standby letters of credit and $10 million for swingline loans. The new facilities replaced the Company's existing $175 million senior credit facility with First Union National Bank and a syndicate of other lenders.

     The Revolver bears interest at LIBOR (5.69% at March 31, 1998) plus .625% to 1.5%, based on certain ratios defined in the Revolver agreement, or the Revolver base rate (8.5% at March 31, 1998) plus .0 % to .25%, based on certain ratios defined in the Revolver agreement. As of March 31, 1998, the Company had $10 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 6.625%. In addition, at March 31, 1998, a $1.6 million letter of credit was outstanding, reducing the amount available under the Revolving Credit Facility. The letter of credit expires in January 1999 and is renewable annually.

     The Term Loan bears interest at LIBOR (5.69% at March 31, 1998) plus 1.75% to 2.25%, based on certain ratios defined in the Term Loan agreement, or the Term Loan base rate (8.5% at March 31, 1998) plus .5 % to 1.0%, based on certain ratios defined in the Term Loan agreement. As of March 31, 1998, the Company had $150 million outstanding under the Term Loan at a weighted average interest rate of 6.625%.

     The Revolving Credit Facility is required to be permanently reduced with
(i) 100% of insurance proceeds not applied toward the repair or replacement of damaged properties within 180 days, (ii) 100% of proceeds from assets sales not reinvested within 180 days, other than assets sold in the normal course of business, and (iii) 25% of the proceeds from the issuance of any equity (excluding equity issued for acquisitions) or 100% of any debt.

     The Revolving Credit Facility contains certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, disposals of assets, payments of dividends and investments, as well as certain financial ratio covenants. As of March 31, 1998, the Company was in compliance with the covenants of the Revolving Credit Facility.

                         THE PETERSEN COMPANIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Revolving Credit Facility is guaranteed by the Company, Publishing and all wholly-owned subsidiaries of the Company, if any. As collateral for the Revolving Credit Facility, Publishing pledged a first priority security interest in all of its assets and all of the assets of any wholly-owned subsidiaries.

     The Company estimates that at March 31, 1998, the book value of the Revolving Credit Facility approximated its fair value.

     The Company incurred costs of approximately $3.3 million in connection with establishing the Revolving Credit Facility. These costs are included in Deferred Financing Costs and are being amortized over seven and nine years. During the three months ended March 31, 1998, the Company amortized approximately $36,000, of such deferred financing costs.

 11 1/8% Senior Subordinated Notes due 2006:

     In March 1998, the Company completed a cash tender offer for all $75 million of its remaining outstanding Notes. The Company recorded an extraordinary loss of approximately $17.8 million, for redemption premium incurred and write-off of previously deferred finance charges in connection with the purchase of the Notes.

5. COMMITMENTS AND CONTINGENCIES

  Legal Matters

     The Company is party to various legal actions and disputes arising in the ordinary course of business. Management believes, based on the advice of counsel, that any resulting liabilities from these actions will not have a material adverse effect on the financial position of the company.

6.  LOSS PER SHARE

     As required by SFAS 128, basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Potential common shares are outstanding options under the Company's stock option plan.

     Options to purchase 316,574 shares of common stock at $8.87 per share, which will be exercisable in periods subsequent to March 31, 1998 and could potentially dilute basic loss per share and supplemental loss per share, have not been included in the basic and diluted or supplemental loss per share computations because their effect would have been antidilutive for the quarter ended March 31, 1998.

7.  SUBSEQUENT EVENTS

     Since March 31, 1998, the Company has entered into agreements to purchase other magazine titles from various publishers. The total purchase price for these acquisitions is estimated to be approximately $16.7 million.

                         THE PETERSEN COMPANIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  LOSS PER SHARE (CONTINUED)

    Basic and Diluted Loss Per Share                           Quarter Ended March 31, 1998
                                                               ----------------------------
                                                                        Weighted
                                                        Income        Average Shares     Per-Share
                                                       (Numerator)    (Denominator)       Amount
                                                       -----------    -------------      ---------
                                                     (in thousands)
Income before extraordinary item attributable to
common stockholders................................     $  1,951       (34,909,264)       $  .06
Loss on early extinguishment of debt...............      (18,483)      (34,909,264)        (0.53)
                                                        --------       -----------        ------
Net loss attributable to common stockholders.......     $(16,532)      (34,909,264)       $(0.47)
                                                        ========       ===========        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

        The Company is a leading publisher of special-interest magazines with a diverse portfolio of more than 116 publications, including 33 monthly, 19 bimonthly and 64 single issue or annual publications. According to the latest survey by Veronis, Suhler and Associates ("VSA") of 84 general-interest and 111 special-interest magazines, special-interest magazine publishing was the fastest growing sector of the consumer magazine industry over the latest five year period reported. The special-interest nature of the Company's magazines creates an opportunity for its advertisers to efficiently reach their target audience, as the Company's enthusiast readers value special-interest magazines for both their product information as well as editorial content. The Company is actively expanding and diversifying the scope of its media activities to enhance its revenues by providing multi-media solutions for marketers. These activities include licensing, trade shows, consumer events, databases, custom publishing, radio and television programs and retail promotions.

        The Company's principal sources of revenues from the publication of its magazines are derived from advertising and circulation. Circulation revenues are generated from subscription, newsstand and list rental sales. Advertising revenues of the Company, as well as those of the consumer magazine industry in general, are cyclical and dependent upon general economic conditions. As compared to general-interest magazine publishers, however, the Company believes that its advertising revenues are less susceptible to changes in general economic conditions due to the diversity of its publications and the endemic nature of its advertiser base. For the periods reported, no single advertiser has comprised more than 5.0% of the Company's advertising revenues. The Company's revenues are generated predominantly from U.S. sources.

        The principal components of the Company's production and selling costs are raw materials, advertising sales, distribution, printing and binding and editorial expenses. The Company has an agreement with its printer regarding the terms on which the Company will purchase paper through 1999. The Company currently purchases all of its paper requirements on an as needed basis. As a result, the Company does not carry a significant amount of paper in inventory.

        With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions, and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, various aspects of the business as described in the Company's Report on Form 10-K for the year ended December 31, 1997 and elsewhere in the Company's filings with the Securities and Exchange Commission.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 WITH THE THREE MONTHS ENDED
-------------------------------------------------------------------------------
MARCH 31, 1997
--------------

        Net Revenues. Net revenues increased nearly $7.6 million, or 13.2%, to $65.0 million for the three months ended March 31, 1998 from $57.5 million for the three months ended March 31, 1997. This increase is primarily the result of a $1.8 million, or 5.1%, increase in advertising revenues, a $2.5 million, or 23.7% increase in newsstand revenues and a $2.3 million or 20.7% increase in subscription revenues over the same period in the prior year. These increases are primarily the result of: (i) an overall increase in the Company's advertising rates and higher advertising revenues by Motor Trend, Teen and Hot Rod, and (ii) increases in subscription activity and copies of the Company's magazines sold at the newsstand, all primarily resulting from the Company's increased nationwide marketing efforts.

     Production, selling and other direct costs. Production, selling and other direct costs increased approximately $5.0 million, or 12.5%, to $45.0 million for the three months ended March 31, 1998, from $40.0 million for the three months ended March 31, 1997. The increase is primarily a result of: (i) a $1.4 million, or 23.1% increase in advertising sales costs relating to the Company's continuing efforts to invest in and market its current and new products, and
(ii) an increase in overall distribution expenses of $1.0 million, or 18.7%, as well as increases in paper and printing costs of $2.2 million, or 16.9%, resulting from a significant increase in the number of copies produced during the first quarter of 1998, compared to the first quarter of 1997, as evidenced by a corresponding substantial increase in newsstand and subscription revenues.

     General and Administrative expenses. General and administrative expenses increased approximately $.5 million or 9.1% to $5.6 million for the three months ended March 31, 1998, from $5.1 million for the same period of the prior year. However, general and administrative expenses, as a percentage of net revenues decreased to 8.6% for the first three months of 1998 compared to 8.9% for the same period of 1997.

     Income from Operations. Income from operations was $5.3 million for the three months ended March 31, 1998 compared to $3.3 million for the three months ended March 31, 1997, for the combination of reasons stated above.

     Interest expense. Interest expense decreased to $3.6 million for the first 3 months of 1998 compared to $7.7 million for the first three months of 1997. This decrease was the result of the Company eliminating its 11 1/8 Senior Subordinated Notes with proceeds from its initial public offering, cash from operations and proceeds from the Company's new credit facilities. In addition, the Company's interest rate on borrowed funds decreased compared to the same quarter of the prior year. (See Note 4 in the Notes to Condensed Consolidated Financial Statements herein).

     Extraordinary item. During the three months ended March 31, 1998, the Company recorded a loss on early extinguishment of debt in the amount of $18.5 million resulting from one time charges relating to the repurchase of $75.0 million in its 11 1/8 Senior Subordinated Notes and establishing the new Senior Credit Facility.

     Net loss. The net loss for the three months ended March 31, 1998 was $16.5 million, compared to a net loss of $4.2 million for the three months ended March 31, 1997. The $12.3 million increase in net loss is the result of the extraordinary loss on the early extinguishment of debt.

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

     Cash and cash equivalents totaled $16.6 million and working capital (excluding the current portion of unearned subscription revenue) totaled $10.6 million at March 31, 1998. At December 31, 1997, cash and cash equivalents totaled $5.9 million and working capital (excluding the current portion of unearned subscription revenue) totaled $15.3 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

     The Company's net cash provided by operations was $14.4 million for the three months ended March 31, 1998 compared to $11.0 million for the three months ended March 31, 1997. Of this increase, approximately $12.7 million was provided from changes in current asset and liability balances with $3.1 million from an increase in depreciation and amortization. EBITDA, which is a measure of cash based income, increased $2.1 million or 16.2% to $15.1 million for the three months ended March 31, 1998, from $13.0 million for the same period in 1997. Improved operations were the primary contributing factors to the increase in EBITDA.

     The Company's net cash used in investing activities was $20.5 million for the three months ended March 31, 1998, compared to $.3 million for the same period of the prior year. During the first quarter of 1998, the Company used funds of approximately $19.6 million for acquisitions, including the purchase of Dobbs Publishing Group, publishers of niche automotive magazines. The Company's operations are not capital intensive and at March 31, 1998, there are no material capital commitments. The Company's capital expenditures were $.8 million and $.2 million in the three months ended March 31, 1998 and 1997, respectively.

     The Company's net cash provided by financing activities for the three months ended March 31, 1998 was comprised primarily of $95.0 million in proceeds from bank borrowings, offset in part by $75.0 million used to pay off the remaining Senior Subordinated Notes, all of which represented an early repayment. During the first quarter of 1998, the Company entered into a Senior Secured Revolving Credit Facility which provides for up to $325 million in borrowings, comprised of a $175 million seven-year Senior Secured Revolver due 2005, and a $150 million nine-year Senior Secured Term Loan due 2007.

     The Company believes that net cash provided by operations and funds available under the Senior Secured Revolving Credit Facility will be sufficient to fund its future cash requirements. Excluding any acquisition activity, the Company currently projects that it will not have to utilize the Senior Secured Revolving Credit Facility to fund operations. No assurances can be given, however, that this will be the case. The Company expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements, capital expenditures and strategic acquisitions. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") is a widely used and commonly reported standard measure utilized by analysts and investors in the analysis of the media industry. EBITDA is not a measure of performance under GAAP because it excludes those items listed above which are significant components in understanding and evaluating the Company's financial performance. However, the following EBITDA information can provide additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other publishing companies.

                                                      Three Months Ended March 31,
(unaudited and in thousands)                               1997        1998
                                                         ---------   ---------
Total net revenues                                        $57,473     $65,045
Production, selling & other direct costs (excluding
 depreciation of $498 and $460 for the three months
 ended March 31, 1997 and 1998, respectively)              39,530      44,557
                                                          -------     -------
                                                           17,943      20,488
General & administrative expenses                          (5,105)     (5,568)
Other adjustments                                             167         229
                                                          -------     -------
EBITDA                                                    $13,005     $15,149
                                                          =======     =======

     The Company's EBITDA increased $2.1 million to $15.1 million for the three months ended March 31, 1998 from $13.0 million for the three months ended March 31, 1997. EBITDA as a percentage of net revenues increased to 23.3% from 22.6% for the same periods.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         Not applicable

Item 2.  Changes in Securities
         ---------------------
         Not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Not applicable

Item 5.  Other Information
         -----------------
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits:

              4.1 Credit Agreement, dated as of March 31, 1998, by and among the Company, Publishing, the Lenders named therein, First Union National Bank ("First Union"), as Administrative Agent, CIBC, Inc. as Syndication Agent and Morgan Stanley Senior Funding, Inc. ("Morgan") as documentation Agent, establishing the $325,000,000 Senior Credit Facilities.

              4.2 Borrower Pledge and Security Agreement, dated as of March 31, 1998, made by Publishing in favor of First Union, as Administrative Agent.

              4.3 Parent Pledge and Security Agreement, dated as of March 31, 1998, made by the Company in favor of First Union, as Administrative Agent.

              4.4 Parent Guaranty, dated as of March 31, 1998, by and among the Company in favor of First Union, as Administrative Agent.

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   The Petersen Companies, Inc.


Dated:       May 6, 1998           By:  /s/ Richard S Willis
                                        --------------------

                                        Richard S Willis
                                        Executive Vice President and
                                        Chief Accounting Officer