Form 10-Q
period 1998-06-30
PETERSEN COMPANIES INC
filed 1998-08-14
CIK 1043412

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock              Outstanding at June 30, 1998
--------------------------------   ----------------------------
     Class A, $0.01 par value                        27,070,590
     Class B, $0.01 par value                         7,886,290


                         THE PETERSEN COMPANIES, INC.

                              INDEX TO FORM 10-Q


                                                                                               PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of December 31,
           1997 and June 30, 1998 (unaudited)...............................                      3

           Unaudited Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 1997 and 1998........                      4

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1997 and 1998..................                      5

           Notes to Unaudited Condensed Consolidated Financial Statements...                      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................                     11

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. ................................                    16

SIGNATURES..................................................................                     17

                          THE PETERSEN COMPANIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                       JUNE 30,
                                                                                 DECEMBER 31,           1998
                        ASSETS                                                      1997             (unaudited)
                                                                                 ------------        -----------
Current assets:
Cash and cash equivalents......................................................  $  5,925             $  1,122
Accounts receivable, net of allowance for doubtful accounts of $1,286 (1997)
  and 1,084 (1998).............................................................    25,408               34,668
Receivable from related party..................................................     2,420                   53
Inventories....................................................................     4,124                4,352
Current portion of deferred subscription acquisition costs.....................    39,070               41,219
Deferred direct mail advertising costs, net of accumulated amortization of
  $2,058 (1997) and $5,718 (1998)..............................................     5,339                7,713
Other prepaid expenses and current assets......................................     2,795                3,515
                                                                                 --------             --------
Total current assets...........................................................    85,081               92,642
Deferred subscription acquisition costs........................................    36,905               47,311
Deferred direct mail advertising costs.........................................         -                5,444
Property and equipment, net of accumulated depreciation of $2,391 (1997) and
  $3,308 (1998)................................................................     3,248                3,816
Goodwill, net of accumulated amortization of $30,038 (1997) and
  $42,977 (1998)...............................................................   334,102              383,548
Subscriber list and established work force, net of accumulated amortization of
  $15,000 (1997) and $21,059(1998).............................................   105,000              105,987
Deferred financing costs, net of accumulated amortization of $11,397 (1997) and
  $14,870 (1998)...............................................................     3,336                3,063
Other assets...................................................................     2,075                7,566
                                                                                 --------             --------
Total assets...................................................................  $569,747             $649,377
                                                                                 ========             ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities.......................................    14,299             $ 26,267
Accrued payroll and related costs..............................................     6,414                5,040
Accrued interest on long-term debt.............................................     1,283                  290
Current portion of long-term
debt...........................................................................         -                1,500
Customer incentives payable....................................................     6,982                6,664
Current portion of unearned subscription revenues..............................    71,585               77,933
Other accrued expenses and current liabilities.................................     1,705                1,315
                                                                                 --------             --------
Total current liabilities......................................................   102,268              119,009
Unearned subscription revenues.................................................    46,360               60,746
Bank borrowings................................................................    65,000              197,125
Senior subordinated notes......................................................    75,000                    -
Other noncurrent liabilities...................................................     7,592                7,497
                                                                                 --------             --------
Total liabilities..............................................................   296,220              384,377
Commitments and contingencies..................................................
Stockholders' equity:
Class A Common Stock, $.01 par value; 75,000,000 shares authorized,
  27,022,974 (1997) and 27,070,590 (1998) shares issued
  and outstanding..............................................................       270                  271
Class B Common Stock, $.01 par value; 25,000,000 shares authorized,
  7,886,290 shares issued and outstanding......................................        79                   79
Additional paid-in capital.....................................................   330,624              330,723
Accumulated deficit............................................................   (55,696)             (64,581)
                                                                                 --------             --------
                                                                                  275,277              266,492
Less: notes receivable from related parties....................................    (1,750)              (1,492)
Total stockholders' equity.....................................................   273,527              265,000
                                                                                 --------             --------
Total liabilities and stockholders' equity.....................................  $569,747             $649,377
                                                                                 ========             ========

                            See accompanying notes.

                          THE PETERSEN COMPANIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                               1997          1998         1997          1998
                                                            -----------   ----------   -----------   -----------
Net revenues:
Advertising..............................................   $   38,934   $    45,075   $    73,438   $    81,353
Newsstand................................................       10,706        12,147        21,249        25,189
Subscriptions, net of agency commissions of $14,135,
  $27,723, $15,509 and $30,096 for the three and six
  months ended June 30, 1997 and 1998, respectively......       10,747        14,946        21,736        28,210
Other....................................................        2,283         8,467         3,720        10,928
                                                            ----------   -----------   -----------
Total net revenues.......................................       62,670        80,635       120,143       145,680
Production, selling and other direct costs, including
  rent paid to a related party of $1,093, $2,186, $1,112
  and $2,223 for the three and six months ended June
  30, 1997 and 1998, respectively........................       42,413        52,416        82,440        97,434
                                                           -----------   -----------   -----------   -----------
Gross profit.............................................       20,257        28,219        37,703        48,246

General and administrative expenses......................        3,886         6,882         8,990        12,450
Amortization of goodwill and other intangible assets.....        9,125         9,995        18,151        19,170
                                                           -----------   -----------   -----------   -----------
Income from operations...................................        7,246        11,342        10,562        16,626
Other income (expense):
Interest income..........................................          183           157           355           381
Interest expense.........................................       (8,188)       (3,852)      (15,853)       (7,409)
                                                           -----------   -----------   -----------   -----------
Income (loss) before extraordinary item..................         (759)        7,647        (4,936)        9,598
Extraordinary item:
  Loss on early extinguishment of debt...................            -             -             -       (18,483)
                                                           -----------   -----------   -----------   -----------
Net income (loss)........................................         (759)        7,647        (4,936)       (8,885)
Preferred unit dividends.................................      (15,419)            -       (15,419)            -
                                                           -----------   -----------   -----------   -----------
Net income (loss) attributable to common stockholders....  $   (16,178)  $     7,647   $   (20,355)  $    (8,885)
                                                           ===========   ===========   ===========   ===========

PER SHARE:
Income (loss) before extraordinary items.................  $     (0.03)  $      0.22   $     (0.18)  $      0.28
Loss on early extinguishment of debt.....................            -            -              -         (0.53)
Preferred unit dividends.................................        (0.57)           -          (0.58)            -
                                                           -----------   -----------   -----------   -----------
Net income (loss) (basic and diluted)....................   $    (0.60)  $      0.22   $     (0.76)  $     (0.25)
                                                           ===========   ===========   ===========   ===========

Weighted average number of common shares
  outstanding (basic)....................................   26,859,264    34,948,745    26,806,104    34,929,113
                                                           ===========   ===========   ===========   ===========
 Weighted average number of common shares
  outstanding (diluted)..................................   26,859,264    35,194,204    26,806,104    35,173,241
                                                           ===========   ===========   ===========   ===========

                            See accompanying notes.

                          THE PETERSEN COMPANIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                             1997       1998
OPERATING ACTIVITIES                                                                       -------     -------
Net loss................................................................................   $ (4,936)   $ (8,885)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation............................................................................        941         917
Amortization............................................................................     19,850      26,303
Allowance for doubtful accounts.........................................................        828         100
Changes in operating assets and liabilities:
Accounts receivable.....................................................................     (4,698)     (9,360)
Inventories.............................................................................        687        (228)
Deferred direct mail advertising costs..................................................     (2,647)    (11,478)
Deferred subscription acquisition costs.................................................       (388)    (12,555)
Accounts payable and accrued liabilities................................................      4,385      10,657
Accrued payroll and related costs.......................................................      2,135      (1,374)
Unearned subscription revenues..........................................................      2,817      20,734
Other current and noncurrent assets, net................................................        652      (5,634)
Other current and noncurrent liabilities................................................     (1,512)       (484)
                                                                                           --------    --------
Total adjustments.......................................................................     23,050      17,598
                                                                                           --------    --------
Net cash provided by operating activities...............................................     18,114       8,713
                                                                                           --------    --------
INVESTING ACTIVITIES
Purchases of property and equipment.....................................................       (190)     (1,486)
Acquisitions, including liabilities assumed and net of costs............................       (122)    (70,180)
Adjustment to purchase price of assets of publishing division...........................      2,500       2,225
                                                                                           --------    --------
Net cash provided by (used in) investing activities.....................................      2,188     (69,441)
                                                                                           --------    --------
FINANCING ACTIVITIES
Repayment of bank borrowings............................................................    (22,250)     (5,375)
Proceeds from bank borrowings...........................................................          -     139,000
Costs associated with the issuance of equity and IPO....................................          -         100
Proceeds from issuance of Membership Units..............................................        910           -
Repayment of Senior Subordinated Notes..................................................          -     (75,000)
Increase in deferred financing costs....................................................          -      (3,200)
Payment on notes receivable, related party including interest...........................        200         400
                                                                                           --------    --------
Net cash (used in) provided by financing activities.....................................    (21,140)     55,925
                                                                                           --------    --------
Decrease in cash and cash equivalents...................................................       (838)     (4,803)
Cash and cash equivalents at beginning of period........................................      7,761       5,925
                                                                                           --------    --------
Cash and cash equivalents at end of period..............................................   $  6,923    $  1,122
                                                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Interest................................................................................   $ 12,780    $  7,901
                                                                                           ========    ========
Taxes...................................................................................   $     12    $     34
                                                                                           ========    ========

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

 Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The unaudited condensed consolidated financial statements reflect the consolidated activity of Petersen, Holdings and Publishing for the three and six months ended June 30, 1997 and 1998, respectively, after elimination of intercompany transactions. Certain reclassifications have been made to the consolidated balance sheets and statements of operations for the three and six months ended June 30, 1997, to conform to the presentation for the three and six months ended June 30, 1998. For 1997, the Company has not presented separate financial statements and other disclosures concerning Holdings and Publishing because management has determined that such information is not material to investors. For 1998, all activity of Holdings and Publishing has been consolidated with that of the Company.

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

                          THE PETERSEN COMPANIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Comprehensive Income

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income", which establishes standards for reporting and display of comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997. The statement, which has been adopted for calendar year 1998, had no impact on the financial statements or disclosures of the Company.

 Extraordinary Item-Loss on Early Retirement of Debt

      On March 30, 1998, the Company redeemed the remaining $75 million of its 11 1/8% Senior Subordinated Notes due 2006 (the "Notes"). Additionally, the Company established a new Senior Credit Facility, a portion of which was used to repay the Notes (see Note 4). Accordingly, the Company recorded an extraordinary loss of $18.5 million which consisted of $14.8 million in prepayment charges in connection with the early retirement of debt, a write off of $3.2 million of unamortized deferred financing costs, and $.5 million in fees relating to the retirement of debt. There was no tax benefit recognized in the first quarter of 1998 for the extraordinary item because it generated a taxable loss position for the Company.

 Advertising Expenses

     The Company accounts for its direct response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", pursuant to which qualified direct response advertising is capitalized and amortized over its expected period of future benefit. Such capitalized costs include primarily printing and postage to current and potential subscribers and totaled $5.3 million and $13.2 million at December 31, 1997 and June 30, 1998, respectively.

     The Company amortizes all capitalized advertising costs over lives ranging from 12 to 24 months. Amortization of direct response advertising costs was $307,000 and $3.7 million for the six months ended June 30, 1997 and 1998, respectively, and is included in production, selling and other direct costs.
The Company expenses all other costs of advertising as incurred. Advertising expense was approximately $852,000, $946,000 $448,000 and $632,000 for the three and six months ended June 30, 1997 and 1998, respectively.

 Licensing agreements

     During the six months ended June 30, 1998, The Company entered into certain licensing agreements with third parties to license the Company's trademarks such as Hot Rod and MotorTrend. Each of these agreements includes a minimum guarantee as well as future royalties based on product sales. The Company has recorded approximately $4.3 million and $5.2 million in licensing revenues during the three months and six months ended June 30, 1998. Minimum guarantees are recorded into income at the time the Company has provided all services to the licensee and collection is reasonably assured. Royalties for licensing arrangements are reflected into income when earned. There can be no assurance that the current level of licensing sales activity will continue in future periods.

 Income Taxes

     At June 30, 1998, the Company had no provision or liability for federal or state income taxes based on the Company's taxable loss for the six months ended June 30, 1998.

                          THE PETERSEN COMPANIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   ACQUISITIONS

     During the six month period ended June 30, 1998, Petersen acquired substantially all of the assets of various magazine publishers, including all rights to certain magazines. These acquisitions were financed primarily through borrowings under the Company's credit agreement and have been accounted for by the purchase method. Cash payments for these acquisitions on an aggregate basis was $59.5 million.

     As a result of these acquisitions, Petersen recorded goodwill totaling approximately $62.4 million. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 15 years.

     Amortization of goodwill and other intangibles for the three and six months ended June 30, 1997 and 1998, was approximately $9.1 million, $18.1 million, $10.0 million and $19.1 million, respectively.


3.   INVENTORIES

     Inventories consist of (in thousands):

                     December 31,    June 30,
                         1997          1998
                         ----          ----
Paper.............      $  824        $    3
Work in process...       3,300         4,349
                        ------        ------
                        $4,124        $4,352
                        ======        ======

     The Company no longer inventories its paper, but purchases it on an as needed basis, together with its printing services from one vendor.


4.   LONG-TERM DEBT

 Senior Credit Facility:

     In March 1998, the Company entered into a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with First Union National Bank and a syndicate of other financial institutions. The Revolving Credit Facility provides for up to $325 million in borrowings, comprised of a $175 million seven-year Senior Secured Revolving Loan (the "Revolver") due 2005, and a $150 million nine-year Senior Secured Term Loan (the "Term Loan") due 2007. The Revolving Credit Facility includes up to $10 million for standby letters of credit and $10 million for swingline loans. The new facilities replaced the Company's existing $175 million senior credit facility with First Union National Bank and a syndicate of other lenders.

     The Revolver bears interest at the Company's election of either LIBOR (5.69% at June 30, 1998) plus .625% to 1.5%, based on certain ratios defined in the Revolver agreement, or the Revolver base rate (8.5% at June 30, 1998) plus
 .0 % to .25%, based on certain ratios defined in the Revolver agreement. As of June 30, 1998, the Company had $49.0 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 6.625%. In addition, at June 30, 1998, a $1.6 million letter of credit was outstanding, reducing the amount available under the Revolving Credit Facility. The letter of credit expires in January 1999 and is renewable annually.

                          THE PETERSEN COMPANIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Term Loan bears interest at the Company's election of either LIBOR (5.69% at June 30, 1998) plus 1.75% to 2.25%, based on certain ratios defined in the Term Loan agreement, or the Term Loan base rate (8.5% at June 30, 1998) plus
 .5% to 1.0%, based on certain ratios defined in the Term Loan agreement. As of June 30, 1998, the Company had $149.6 million outstanding under the Term Loan at a weighted average interest rate of 7.44%.

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

     The Revolving Credit Facility contains certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, disposals of assets, payments of dividends and investments, as well as certain financial ratio covenants. As of June 30, 1998, the Company was in compliance with the covenants of the Revolving Credit Facility.

     The Revolving Credit Facility is guaranteed by the Company, Publishing and all wholly-owned subsidiaries of the Company, if any. As collateral for the Revolving Credit Facility, Publishing pledged a first priority security interest in all of its assets and all of the assets of any wholly-owned subsidiaries.

     The Company estimates that at June 30, 1998, the book value of the Revolving Credit Facility approximated its fair value.

     The Company incurred costs of approximately $3.3 million in connection with establishing the Revolving Credit Facility. These costs are included in Deferred Financing Costs and are being amortized over seven and nine years. During the three and six months ended June 30, 1998, the Company amortized approximately $137,000 and $173,000 of such deferred financing costs.

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

                          THE PETERSEN COMPANIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Since the Company's operations resulted in income before extraordinary items for the three and six month periods ended June 30, 1998, options to purchase 260,511 shares of common stock at $8.87 per share, which will be exercisable in periods subsequent to June 30, 1998 and could potentially dilute basic loss per share, have been included in the diluted loss per share computations, in accordance with SFAS 128.

                                                                        FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,              ENDED JUNE 30,
                                                                        1997          1998           1997          1998
                                                                    ------------   -----------   ------------   -----------
NUMERATOR:
Income (loss) before extraordinary items.........................   $      (759)   $     7,647   $    (4,936)   $     9,598
Loss on early extinguishment of debt.............................             -              -             -         18,483
                                                                    -----------    -----------   -----------    -----------
Net income (loss)................................................          (759)         7,647        (4,936)        (8,885)
Preferred stock dividends........................................        15,419              -        15,419              -
                                                                    -----------    -----------   -----------    -----------
Numerator for basic and dilutive earnings per
 share - net income (loss) attributable to common
 stockholders....................................................   $   (16,178)   $     7,647   $   (20,355)   $    (8,885)
                                                                    ===========    ===========   ===========    ===========

DENOMINATOR:
Denominator for basic earnings per share -
 weighted-average shares ........................................    26,859,264     34,948,745    26,806,104     34,929,113
Effect of dilutive securities:
 Employee stock options..........................................             -        245,459             -        244,128
                                                                    -----------    -----------   -----------    -----------
Denominator for diluted earnings per share - adjusted
 weighted-average shares and assumed conversions.................    26,859,264     35,194,204    26,806,104     35,173,241
                                                                    ===========    ===========   ===========    ===========
Net income (loss) per share (basic and diluted)..................   $     (0.60)   $      0.22   $     (0.76)   $     (0.25)
                                                                    ===========    ===========   ===========    ===========

SUBSEQUENT EVENTS

     Subsequent to June 30, 1998, the Company has entered into agreements to purchase other magazine titles from various publishers. The total purchase price for these acquisitions is estimated to be approximately $30 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     The Company is a leading publisher of special-interest magazines with a diverse portfolio of more than 116 publications, including 38 monthly, 14 bimonthly and 68 single issue or annual publications. According to the latest survey by Veronis, Suhler and Associates ("VSA") of 84 general-interest and 111 special-interest magazines, special-interest magazine publishing was the fastest growing sector of the consumer magazine industry over the most recently reported five year period. The special-interest nature of the Company's magazines creates an opportunity for its advertisers to efficiently reach their target audience, as the Company's enthusiast readers value special-interest magazines for both their product information as well as editorial content. The Company is actively expanding and diversifying the scope of its media activities to enhance its revenues by providing multi-media solutions for marketers. These activities include licensing arrangements, trade shows, consumer events, databases, custom publishing, radio and television programs and retail promotions.

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

     The principal components of the Company's production and selling costs are raw materials, advertising sales, distribution, printing and binding and editorial expenses. During the second quarter of 1998, the Company extended its contract with its current printer. This extension also included extending the terms on which the Company will purchase paper through 2002. The Company currently purchases all of its paper requirements on an as needed basis. As a result, the Company does not carry a significant amount of paper in inventory.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 WITH THE THREE MONTHS ENDED
------------------------------------------------------------------------------
JUNE 30, 1997
-------------

     Net Revenues. Net revenues increased $17.9 million, or 28.5%, to $80.6 million for the three months ended June 30, 1998 from $62.7 million for the three months ended June 30, 1997. This increase is primarily the result of a $6.1 million, or 15.8%, increase in advertising revenues, a $1.4 million, or 13.5% increase in newsstand revenues, a $4.2 million or 39.1% increase in subscription revenues and a $6.2 million increase in other revenues over the same period in the prior year. These increases are primarily the result of:
(i) an overall increase in the Company's advertising rates and higher advertising revenues from several of the Company's core magazines, and (ii) increases in subscription activity and copies of the Company's magazines sold at the newsstand, all primarily resulting from the Company's increased nationwide marketing efforts. Additionally, during the second quarter of 1998, the Company recognized revenues of $8.1 million resulting from numerous projects relating to its Enterprises and Events divisions, which included significant licensing activity, and various other events and shows. Licensing revenues will vary from period to period depending on the volume and extent of these licensing arrangements entered into during any particular period.

     Production, selling and other direct costs. Production, selling and other direct costs increased approximately $10.0 million, or 23.6%, to $52.4 million for the three months ended June 30, 1998, from $42.4 million for the three months ended June 30, 1997. The increase is primarily a result of: (i) a $1.5 million, or 32.3% increase in advertising sales costs related to the Company's continuing efforts to invest in and market its current and new products, (ii) a $1.7 million, or 38.1% increase in editorial costs which resulted from expanding the number and size of current products and the consolidation of acquired publications, (iii) an increase of $2.5 million in direct costs relating to shows and licensing activities, and (iv) an increase in overall distribution expenses of $1.2 million, or 20.5%. In addition, paper and printing costs increased by $2.7 million, or 19.3%, resulting from a significant increase in the number of copies produced during the second quarter of 1998, compared to the second quarter of 1997, as evidenced by a corresponding substantial increase in newsstand and subscription revenues.

     General and Administrative expenses. General and administrative expenses increased approximately $3.0 million, or 76.9%, to $6.9 million for the three months ended June 30, 1998, from $3.9 million for the same period of the prior year. This increase resulted primarily from the Company's continuing efforts to become a complete marketing solutions company by (i) hiring additional management and personnel relating to its various operations including the establishment of its Enterprises division and events operations and (ii) the absorption of expenses from acquired companies.

     Income from Operations. Income from operations increased $4.1 million, or 56.9%, to $11.3 million for the three months ended June 30, 1998 from $7.2 million for the three months ended June 30, 1997, primarily as a result of the combination of reasons stated above.

     Interest expense. Interest expense decreased to $3.9 million for the second quarter of 1998 compared to $8.2 million for second quarter of 1997. This decrease was the result of the Company eliminating its 11 1/8% Senior Subordinated Notes with proceeds from its initial public offering, cash from operations and proceeds from the Company's new credit facilities. In addition, the Company's interest rate on borrowed funds decreased compared to the same quarter of the prior year. (See Note 4 in the Notes to Condensed Consolidated Financial Statements herein).

     Net income (loss) attributable to common shareholders. Net income attributable to common shareholders for the three months ended June 30, 1998 was $7.6 million, compared to a net loss of $16.2 million for the same period of the prior year. The $23.8 million increase in net income is primarily the result of improved operations during the second quarter of 1998 as noted above, the decrease in interest expense period to period, as well as a $15.4 million preferred unit dividend issued during the second quarter of 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 WITH THE SIX MONTHS ENDED JUNE
-------------------------------------------------------------------------------
30, 1997
--------

     Net Revenues. Net revenues increased $25.6 million, or 21.3%, to $145.7 million for the six months ended June 30, 1998 from $120.1 million for the six months ended June 30, 1997. This increase is primarily the result of a $7.9 million, or 10.8%, increase in advertising revenues, a $3.9 million, or 18.5% increase in newsstand revenues, a $6.5 million or 29.8% increase in subscription revenues and a $7.2 million increase in other revenues over the same period in the prior year. These increases are primarily the result of: (i) an overall increase in the Company's advertising rates and higher advertising revenues from several of the Company's core magazines, and (ii) increases in subscription activity and copies of the Company's magazines sold at the newsstand, all primarily resulting from the Company's increased nationwide marketing efforts. Additionally, during the first six months of 1998, the Company recognized revenues of $10.0 million resulting from numerous projects relating to its Enterprises and Events divisions, which included significant licensing activity, and various other events and shows. Licensing revenues will vary from period to period depending on the volume and extent of these licensing arrangements entered into during any particular period.

     Production, selling and other direct costs. Production, selling and other direct costs increased approximately $15.0 million, or 18.2%, to $97.4 million for the six months ended June 30, 1998, from $82.4 million for the six months ended June 30, 1997. The increase is primarily a result of: (i) a $2.3 million, or 22.9% increase in advertising sales costs related to the Company's continuing efforts to invest in and market its current and new products, (ii) a $2.7 million, or 30.0% increase in editorial costs which resulted from expanding the number and size of current products and the consolidation of acquired publications, (iii) an increase of $3.2 million in direct costs relating to shows and licensing activities, and (iv) an increase in overall distribution expenses of $2.2 million, or 19.6%. In addition, paper and printing costs increased by $4.8 million, or 18.2%, resulting from a significant increase in the number of copies produced during the first six months of 1998, compared to same period in 1997, as evidenced by a corresponding substantial increase in newsstand and subscription revenues.

     General and Administrative expenses. General and administrative expenses increased approximately $3.5 million, or 38.9%, to $12.5 million for the six months ended June 30, 1998, from $9.0 million for the same period of the prior year. This increase resulted primarily from the Company's continuing efforts to become a complete marketing solutions company by (i) hiring additional management and personnel relating to its various operations including the establishment of its Enterprises division and events operations and (ii) the absorption of general and administrative expenses from acquired companies.

     Income from Operations. Income from operations increased $6.0 million, or 56.6%, to $16.6 million for the six months ended June 30, 1998 from $10.6 million for the three months ended June 30, 1997, primarily as a result of the reasons stated above.

     Interest expense. Interest expense decreased to $7.4 million for the first six months of 1998 compared to $15.9 million for the same period in 1997. This decrease was the result of the Company eliminating its 11 1/8% Senior Subordinated Notes with proceeds from its initial public offering, cash from operations and proceeds from the Company's new credit facilities. In addition, the Company's interest rate on borrowed funds decreased compared to the same period of the prior year. (See Note 4 in the Notes to Condensed Consolidated Financial Statements herein).

     Extraordinary item. During the six months ended June 30, 1998, the Company recorded a loss on early extinguishment of debt in the amount of $18.5 million resulting from one time charges relating to the repurchase of $75.0 million in its 11 1/8% Senior Subordinated Notes and establishing the new Senior Credit Facility.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


     Net loss attributable to common shareholders. Net loss attributable to common shareholders for the six months ended June 30, 1998 was $8.9 million, compared to a net loss of $20.4 million for the same period of the prior year. The $11.5 million decrease in net loss is primarily the result of improved operations during the first half of 1998 as noted above, the decrease in interest expense period to period, as well as a $15.4 million preferred unit dividend issued during the first six months of 1997 and an $18.5 million loss on early extinguishment of debt which occurred in 1998.


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

     Cash and cash equivalents totaled $1.1 million and working capital (excluding the current portion of unearned subscription revenue) totaled $10.3 million at June 30, 1998. At December 31, 1997, cash and cash equivalents totaled $5.9 million and working capital (excluding the current portion of unearned subscription revenue) totaled $15.3 million.

     The Company's net cash provided by operations was $8.7 million for the six months ended June 30, 1998 compared to $18.1 million for the six months ended June 30, 1997. Of this decrease, approximately $7.5 million was related to changes of operating asset and liability balances. EBITDA, which is a measure of cash based income, increased $7.1 million, or 23.7%, to $37.1 million for the six months ended June 30, 1998, from $30.0 million for the same period in 1997. Improved operations including an increase in revenues from the events and enterprise divisions of the Company were the primary contributing factors to the increase in EBITDA.

     The Company's net cash used in investing activities was $69.4 million for the six months ended June 30, 1998, compared to net cash provided by investing activities of $2.2 million for the same period of the prior year. During the first half of 1998, the Company used funds of approximately $70.2 million for acquisitions, including the purchase of nearly twenty (20) magazine titles from various publishers and a variety of other media ventures. The Company's operations are not capital intensive and at June 30, 1998, there are no material capital commitments. The Company's capital expenditures were $.2 million and $1.5 million in the six months ended June 30, 1997 and 1998, respectively.

     The Company's net cash provided by financing activities was $55.9 million for the six months ended June 30, 1998 and was comprised primarily of $139.0 million in proceeds from bank borrowings, offset in part by $75.0 million used to pay off the remaining 11 1/8% Senior Subordinated Notes, all of which represented an early repayment. During the six months ended June 30, 1998, the Company entered into the Revolving Credit Facility which provides for up to $325 million in borrowings, comprised of a $175 million seven-year Senior Secured Revolving Loan Facility due 2005, and a $150 million nine-year Senior Secured Term Loan due 2007.

     The Company believes that net cash provided by operations and funds available under the Revolving Credit Facility will be sufficient to fund its future cash requirements. Excluding any acquisition activity, the Company currently projects that it will not have to utilize the Revolving Credit Facility to fund operations. No assurances can be given, however, that this will be the case. The Company expects that future cash requirements will principally be for repayments of indebtedness, working capital requirements, capital expenditures and strategic acquisitions. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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


                                                       Six Months Ended June 30,
       (unaudited and in thousands)                        1997         1998
                                                         ----------   ----------
Total net revenues                                        $120,143     $145,680
Production, selling & other direct costs (excluding
  depreciation of $941 and $917 for the six months
  ended June 30, 1997 and 1998, respectively)               81,499       96,517
                                                          --------     --------
                                                            38,644       49,163
General & administrative expenses                           (8,990)     (12,450)
Other adjustments                                              376          362
                                                          --------     --------
EBITDA                                                    $ 30,030     $ 37,075
                                                          ========     ========

     The Company's EBITDA increased $7.1 million, or 23.7%, to $37.1 million for the six months ended June 30, 1998 from $30.0 million for the six months ended June 30, 1997. Improved operations including an increase in revenues from the events and enterprise divisions of the Company were the primary contributing factors to the increase in EBITDA. EBITDA as a percentage of net revenues increased to 25.5% from 25.0% for the same periods.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
            Not applicable

Item 2.  Changes in Securities
         ---------------------
            Not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------
            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ------------------------------------------------
         (a) The Annual Meeting of Stockholders of the Company was held on April 22, 1998.
         (b) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the Stockholders of the Company:
         1. The election of three (3) Class I Directors to the Board of Directors to serve until the annual meeting of stockholders in 2001 and until their successors are duly elected and qualified:

             Director              Votes For          Votes Against
             --------              ---------          --------------
         Richard S Willis          24,720,660             24,300
         Milton J. Block           24,720,024             24,940
         John R. Willis            24,720,660             24,300

         2. The ratification of the appointment of Ernst & Young LLP as the Company's independent public auditors for the year ending December 31, 1998:

         Votes For                Votes Against       Votes Withheld
         ---------                -------------       --------------
         24,744,424                    405                  135




Item 5.  Other Information
         -----------------
            Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a) Exhibits:

         4.1 Credit Agreement, dated as of March 31, 1998, by and among the Company, Publishing, the Lenders named therein, First Union National Bank ("First Union"), as Administrative Agent, CIBC, Inc. as Syndication Agent and Morgan Stanley Senior Funding, Inc. ("Morgan") as documentation Agent, establishing the $325,000,000 Senior Credit Facilities. (1)

         4.2 Borrower Pledge and Security Agreement, dated as of March 31, 1998, made by Publishing in favor of First Union, as Administrative Agent. (1)

         4.3 Parent Pledge and Security Agreement, dated as of March 31, 1998, made by the Company in favor of First Union, as Administrative Agent. (1)

         4.4 Parent Guaranty, dated as of March 31, 1998, by and among the Company in favor of First Union, as Administrative Agent. (1)

         27  Financial Data Schedule

         (b) Reports on Form 8-K:

             None
____________
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (Commission file No. 1-13373).

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Petersen Companies, Inc.


Dated:  August 13, 1998                       By:  /s/ Richard S Willis
                                                 --------------------------
                                                 Richard S Willis
                                                 Executive Vice President and
                                                 Chief Accounting Officer