Form 10-Q
period 1998-09-30
PETERSEN COMPANIES INC
filed 1998-11-13
CIK 1043412

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _____ TO _____



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



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No [   ].

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock                   Outstanding at September 30, 1998
     ---------------------                   ---------------------------------
     Class A, $0.01 par value                          26,877,658
     Class B, $0.01 par value                           7,886,290

                            THE PETERSEN COMPANIES, INC.

                                 INDEX TO FORM 10-Q


                                                                           PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 1998
   (unaudited) and December 31, 1997 . . . . . . . . . . . . . . . . . . . .  3

   Unaudited Condensed Consolidated Statements of Operations
   for the three and nine months ended September 30, 1998 and 1997 . . . . .  4

   Unaudited Condensed Consolidated Statements of Cash Flows
   for the nine months ended September 30, 1998 and 1997 . . . . . . . . . .  5

   Notes to Unaudited Condensed Consolidated Financial Statements. . . . . .  6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . .  11


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                            THE PETERSEN COMPANIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share amounts)



                                                                                                  SEPTEMBER 30,        DECEMBER 31,
               ASSETS                                                                                 1998                1997
                                                                                                   (UNAUDITED)
Current assets:                                                                                   ------------        -------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   2,021           $   5,925
Accounts receivable, net of allowance for doubtful accounts of $1,049 (1998)
  and $1,286 (1997). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              48,439              25,408
Receivable from related party. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  42               2,420
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,047               4,124
Current portion of deferred subscription acquisition costs . . . . . . . . . . . . . . . .              41,107              39,070
Deferred direct mail advertising costs, net of accumulated amortization of $8,792
(1998) and $2,058 (1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,832               5,339
Other prepaid expenses and current assets. . . . . . . . . . . . . . . . . . . . . . . . .               3,363               2,795
                                                                                                  ------------        ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             107,851              85,081
Deferred subscription acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . .              48,601              36,905
Deferred direct mail advertising costs . . . . . . . . . . . . . . . . . . . . . . . . . .               6,851                --
Property and equipment, net of accumulated depreciation of $3,739 (1998) and
   $2,391 (1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,082               3,248
Goodwill, net of accumulated amortization of $50,299 (1998) and $30,038 (1997) . . . . . .             410,964             334,102
Subscriber list and established work force, net of accumulated amortization of
   $24,475 (1998) and $15,000 (1997) . . . . . . . . . . . . . . . . . . . . . . . . . . .             102,645             105,000
Deferred financing costs, net of accumulated amortization of $14,977 (1998)
   and $11,397 (1997). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,016               3,336
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,353               2,075
                                                                                                  ------------        ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $692,363            $569,747
                                                                                                  ------------        ------------
                                                                                                  ------------        ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           $  17,781           $  14,299
Accrued payroll and related costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,249               6,414
Accrued interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 644               1,283
Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,500                --
Customer incentives payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,208               6,982
Current portion of unearned subscription revenues. . . . . . . . . . . . . . . . . . . . .              79,347              71,585
Other accrued expenses and current liabilities . . . . . . . . . . . . . . . . . . . . . .               1,585               1,705
                                                                                                  ------------        ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             115,314             102,268
Unearned subscription revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              62,420              46,360
Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             236,750              65,000
Senior subordinated notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                75,000
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,564               7,592
                                                                                                  ------------        ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             421,048             296,220
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, $.01 par value; 75,000,000 shares authorized, 26,877,658
  (1998) and 27,022,974 (1997) shares issued and outstanding . . . . . . . . . . . . . . .                 269                 270
Class B Common Stock, $.01 par value; 25,000,000 shares authorized,
  7,886,290 shares issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . .                  79                  79
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             329,215             330,624
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (57,505)            (55,696)
                                                                                                  ------------        ------------
                                                                                                       272,058             275,277
Less: notes receivable from related parties. . . . . . . . . . . . . . . . . . . . . . . .                (743)             (1,750)
                                                                                                  ------------        ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             271,315             273,527
                                                                                                  ------------        ------------
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .            $692,363            $569,747
                                                                                                  ------------        ------------
                                                                                                  ------------        ------------

                             See accompanying notes.


                            THE PETERSEN COMPANIES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,

                                                                             1998           1997           1998           1997
                                                                         ------------   ------------   ------------   ------------
Net revenues:
Advertising. . . . . . . . . . . . . . . . . . . . . .                      $  48,070      $  38,421      $ 129,423      $ 111,860
Newsstand. . . . . . . . . . . . . . . . . . . . . . .                         14,967         11,746         40,156         32,995
Subscriptions, net of agency commissions of $15,988,
   $46,084, $13,604 and $41,327 for the three and nine
   months ended September 30, 1998 and 1997,
   respectively. . . . . . . . . . . . . . . . . . . .                         15,873         11,814         44,083         33,551
Other. . . . . . . . . . . . . . . . . . . . . . . . .                          4,100          1,704         15,028          5,423
                                                                         ------------   ------------   ------------   ------------
Total net revenues . . . . . . . . . . . . . . . . . .                         83,010         63,685        228,690        183,829
Production, selling and other direct costs, including
   rent paid to a related party of $1,062, $3,268,
   $1,093 and $3,280 for the three and nine months
   ended September 30, 1998 and 1997, respectively . .                         55,054         43,530        152,488        125,970
                                                                         ------------   ------------   ------------   ------------
Gross profit . . . . . . . . . . . . . . . . . . . . .                         27,956         20,155         76,202         57,859

General and administrative expenses. . . . . . . . . .                          5,655          3,464         18,105         12,461
Compensation expense . . . . . . . . . . . . . . . . .                           --           12,182           --           12,182
Amortization of goodwill and other intangible assets .                         10,881          9,012         30,051         27,163
                                                                         ------------   ------------   ------------   ------------
Income (loss) from operations. . . . . . . . . . . . .                         11,420         (4,503)        28,046          6,053
Other income (expense):
Interest income. . . . . . . . . . . . . . . . . . . .                            211            324            592            685
Interest expense . . . . . . . . . . . . . . . . . . .                         (4,555)        (7,211)       (11,964)       (23,064)
                                                                         ------------   ------------   ------------   ------------
Income (loss) before extraordinary item. . . . . . . .                          7,076        (11,390)        16,674        (16,326)
Extraordinary item:
   Loss on early extinguishment of debt. . . . . . . .                           --           (6,307)       (18,483)        (6,307)
                                                                         ------------   ------------   ------------   ------------
Net income (loss). . . . . . . . . . . . . . . . . . .                          7,076        (17,697)        (1,809)       (22,633)
Preferred unit dividends . . . . . . . . . . . . . . .                           --            5,472           --           20,891
                                                                         ------------   ------------   ------------   ------------
Net income (loss) attributable to common stockholders.                      $   7,076       $(23,169)      $ (1,809)      $(43,524)
                                                                         ------------   ------------   ------------   ------------
                                                                         ------------   ------------   ------------   ------------

PER SHARE:
Income (loss) before extraordinary items . . . . . . .                      $    0.20      $   (0.42)     $    0.47      $   (0.61)
Loss on early extinguishment of debt . . . . . . . . .                            --           (0.24)         (0.52)         (0.23)
Preferred unit dividends . . . . . . . . . . . . . . .                            --           (0.20)           --           (0.78)
                                                                         ------------   ------------   ------------   ------------
Net income (loss) attributable to common stockholders
 (basic and diluted). . . . . . . . .                                       $    0.20       $  (0.86)      $  (0.05)      $  (1.62)
                                                                         ------------   ------------   ------------   ------------
                                                                         ------------   ------------   ------------   ------------

Weighted average number of common shares
   outstanding (basic) . . . . . . . . . . . . . . . .                     34,961,448     26,859,264     34,940,010     26,806,104
                                                                         ------------   ------------   ------------   ------------
                                                                         ------------   ------------   ------------   ------------

Weighted average number of common shares
   outstanding (diluted) . . . . . . . . . . . . . . .                     35,279,162     26,859,264     35,202,768     26,806,104
                                                                         ------------   ------------   ------------   ------------
                                                                         ------------   ------------   ------------   ------------

                            See accompanying notes.

                           THE PETERSEN COMPANIES, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                                                          FOR THE NINE MONTHS
                                                                                                          ENDED SEPTEMBER 30,
                                                                                                        1998                 1997
OPERATING ACTIVITIES                                                                              -------------      --------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  (1,809)           $(22,633)
Adjustment to reconcile net loss to net cash provided by
operating activities:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,350               1,406
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40,366              36,179
Allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,375               1,110
Non-cash compensation expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                12,182
Changes in operating assets and liabilities:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (25,006)             (1,524)
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                77                 594
Deferred direct mail advertising costs . . . . . . . . . . . . . . . . . . . . . . . . . .           (18,078)             (4,542)
Deferred subscription acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . .           (13,733)              4,502
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             3,482              (4,246)
Accrued payroll and related costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (165)              2,912
Unearned subscription revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,822                (836)
Other current and noncurrent assets, net . . . . . . . . . . . . . . . . . . . . . . . . .            (6,411)               (555)
Other current and noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              (561)              3,287
                                                                                                  -------------      --------------
Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,518              50,469
                                                                                                  -------------      --------------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . .             4,709              27,836
                                                                                                  -------------      --------------
INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,185)               (669)
Acquisitions, including liabilities assumed and net of costs . . . . . . . . . . . . . . .          (104,993)               (122)
Adjustment to purchase price of assets of publishing division. . . . . . . . . . . . . . .             2,225               2,500
                                                                                                  -------------      --------------
Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . . .          (104,953)              1,709
                                                                                                  -------------      --------------
FINANCING ACTIVITIES
Repayment of bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (10,750)            (22,500)
Proceeds from bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           184,000                --
Proceeds from issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . .               190                --
Proceeds from issuance of Membership Units . . . . . . . . . . . . . . . . . . . . . . . .                --                 914
Repayment of Senior Subordinated Notes . . . . . . . . . . . . . . . . . . . . . . . . . .           (75,000)               --
Increase in deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,260)               --
Payment on notes receivable, related party including interest. . . . . . . . . . . . . . .             1,160                 200
                                                                                                  -------------      --------------
Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . . . .            96,340             (21,386)
                                                                                                  -------------      --------------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .            (3,904)              8,159
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .             5,925               7,761
                                                                                                  -------------      --------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .         $   2,021           $  15,920
                                                                                                  -------------      --------------
                                                                                                  -------------      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  11,995           $  18,845
                                                                                                  -------------      --------------
                                                                                                  -------------      --------------

Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     267          $       43
                                                                                                  -------------      --------------
                                                                                                  -------------      --------------


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

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The unaudited condensed consolidated financial statements reflect the consolidated activity of Petersen, Holdings and Publishing for the three and nine months ended September 30, 1997 and 1998, respectively, after elimination of intercompany transactions. Certain reclassifications have been made to the consolidated balance sheets and statements of operations for the three and nine months ended September 30, 1997, to conform to the presentation for the three and nine months ended September 30, 1998. For 1997, the Company has not presented separate financial statements and other disclosures concerning Holdings and Publishing because management has determined that such information is not material to investors. For 1998, all activity of Holdings and Publishing has been consolidated with that of the Company.

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

     EXTRAORDINARY ITEM-LOSS ON EARLY RETIREMENT OF DEBT

     On March 30, 1998, the Company redeemed the remaining $75 million of its 11 1/8% Senior Subordinated Notes due 2006 (the "Notes"). Additionally, the Company established a new Senior Credit Facility, a portion of which was used to repay the Notes (see Note 4). Accordingly, the Company recorded an extraordinary loss of $18.5 million which consisted of $14.8 million in prepayment charges in connection with the early retirement of debt, a write off of $3.2 million of unamortized deferred financing costs, and $.5 million in fees relating to the retirement of debt. There was no tax benefit recognized for the extraordinary item because it generated a taxable loss position for the Company.


     ADVERTISING EXPENSES

     The Company accounts for its direct response advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7 "Reporting on Advertising Costs", pursuant to which qualified direct response advertising is capitalized and amortized over its expected period of future benefit. Such capitalized costs include primarily printing and postage to current and potential subscribers and totaled $15.7 million and $5.3 million at September 30, 1998 and December 31, 1997 respectively, net of accumulated amortization.

     The Company amortizes all capitalized advertising costs over lives ranging from 12 to 24 months. Amortization expense for direct response advertising costs was $6.7 million and $1.0 million for the nine months ended September 30, 1998 and 1997, respectively, and is included in production, selling and other direct costs. The Company expenses all other costs of advertising as incurred. Advertising expense was approximately $204,000, $837,000, $39,000 and $985,000 for the three and nine months ended September 30, 1998 and 1997, respectively.

     LICENSING AGREEMENTS

     During the nine months ended September 30, 1998, the Company entered into certain licensing agreements with third parties to license the Company's trademarks such as HOT ROD, MOTORTREND and TEEN. Each of these agreements includes a minimum guarantee as well as future royalties based on product sales. The Company has recorded approximately $1.1 million and $6.3 million in licensing revenues during the three and nine months ended September 30, 1998. Minimum guarantees are recorded into income at the time the Company has provided all services to the licensee and collection is reasonably assured. Royalties for licensing arrangements are reflected into income when earned. There can be no assurance that the current level of licensing sales activity will continue in future periods.

     INCOME TAXES

     At September 30, 1998, the Company had no provision or liability for federal or state income taxes based on the Company's taxable loss for the nine months ended September 30, 1998.

                           THE PETERSEN COMPANIES, INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   ACQUISITIONS

     During the nine month period ended September 30, 1998, Petersen acquired substantially all of the assets of various magazine publishers, including all rights to certain magazines. These acquisitions were financed primarily through borrowings under the Company's credit agreement and have been accounted for by the purchase method. Cash payments for these acquisitions on an aggregate basis was $91.0 million.

     As a result of these acquisitions, Petersen recorded goodwill totaling approximately $105.0 million. Intangible assets are amortized using the straight-line method over lives ranging from 5 to 15 years.

     Amortization of goodwill and other intangibles for the three and nine months ended September 30, 1998 and 1997, was approximately $10.8 million, $30.0 million, $9.0 million and $27.1 million, respectively.


3.   INVENTORIES

     Inventories consist of (in thousands):

                                             September 30,  December 31,
                                                 1998           1997
                                              ---------      ---------
Paper. . . . . . . . . . . . . . . . .         $   326        $   824
Work in process . . . . . . . . . .              3,721          3,300
                                             ----------      ---------
                                               $ 4,047        $ 4,124
                                             ----------      ---------
                                             ----------      ---------

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

     The Revolver bears interest at the Company's election of either LIBOR (5.31% at September 30, 1998) plus .625% to 1.5%, based on certain ratios defined in the Revolver agreement, or the Revolver base rate (8.25% at September 30, 1998) plus .0 % to .25%, based on certain ratios defined in the Revolver agreement. As of September 30, 1998, the Company had $89.0 million outstanding under the Revolving Credit Facility at a weighted average interest rate of 6.50%. In addition, at September 30, 1998, a $1.6 million letter of credit was outstanding, reducing the amount available under the Revolving Credit Facility. The letter of credit expires in January 1999 and is renewable annually.

                           THE PETERSEN COMPANIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Term Loan bears interest at the Company's election of either LIBOR (5.31% at September 30, 1998) plus 1.75% to 2.25%, based on certain ratios defined in the Term Loan agreement, or the Term Loan base rate (8.25% at September 30, 1998) plus .5 % to 1.0%, based on certain ratios defined in the Term Loan agreement. As of September 30, 1998, the Company had $149.3 million outstanding under the Term Loan at a weighted average interest rate of 7.44%.

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

     The Revolving Credit Facility contains certain restrictive covenants including, but not limited to, restrictions on indebtedness, liens, disposals of assets, payments of dividends and investments, as well as certain financial ratio covenants. As of September 30, 1998, the Company was in compliance with the covenants of the Revolving Credit Facility.

     The Revolving Credit Facility is guaranteed by the Company, Publishing and all wholly-owned subsidiaries of the Company, if any. As collateral for the Revolving Credit Facility, Publishing pledged a first priority security interest in all of its assets and all of the assets of any wholly-owned subsidiaries.

     The Company estimates that at September 30, 1998, the book value of the Revolving Credit Facility approximated its fair value.

     The Company incurred costs of approximately $3.3 million in connection with establishing the Revolving Credit Facility. These costs are included in Deferred Financing Costs and are being amortized over seven and nine years. During the three and nine months ended September 30, 1998, the Company amortized approximately $107,000 and $244,000 of such deferred financing costs.

     11 1/8% SENIOR SUBORDINATED NOTES DUE 2006:

     In March 1998, the Company completed a cash tender offer for all $75 million of its remaining outstanding Notes. The Company recorded an extraordinary loss of approximately $17.8 million, for redemption premium incurred and write-off of previously deferred finance charges in connection with the purchase of the Notes.


5.   COMMITMENTS AND CONTINGENCIES

     LEGAL MATTERS

     The Company is party to various legal actions and disputes arising in the ordinary course of business. Management believes, based in part on the advice of counsel, that any resulting liabilities from these actions will not have a material adverse effect on the financial position of the Company.


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

                           THE PETERSEN COMPANIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Since the Company's operations resulted in income before extraordinary items for the three and nine month periods ended September 30, 1998, options to purchase 317,714 shares and 262,758 shares respectively of common stock, which will be exercisable in periods subsequent to September 30, 1998 and could potentially dilute basic loss per share, have been included in the diluted loss per share computations, in accordance with SFAS 128.

                                                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,

                                                                 1998        1997         1998        1997
                                                              ---------   ---------    ---------   ---------
NUMERATOR:
Income (loss) before extraordinary items . . . . . . . . . . .    $ 7,076     $(11,390)     $16,674     $(16,326)
Loss on early extinguishment of debt . . . . . . . . . . . . .      --           6,307       18,483        6,307
                                                                 ---------   ---------     ---------   ---------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .     7,076       (17,697)      (1,809)     (22,633)
Preferred stock dividends. . . . . . . . . . . . . . . . . . .      --           5,472         --         20,891
                                                                 ---------   ---------     ---------   ---------
Numerator for basic and dilutive earnings per
  share -- net income (loss) attributable to common
  stockholders . . . . . . . . . . . . . . . . . . . . . . . .    $7,076      $(23,169)     $(1,809)    $(43,524)
                                                                 ---------   ---------     ---------   ---------
                                                                 ---------   ---------     ---------   ---------

DENOMINATOR:
Denominator for basic earnings per share --
   weighted-average shares . . . . . . . . . . . . . . . . .  34,961,448    26,859,264   34,940,010   26,806,104
Effect of dilutive securities:
   Employee stock options                                        317,714          --        262,758         --
                                                              -----------  -----------   -----------  -----------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions . . . . .  35,279,162    26,859,264   35,202,768   26,806,104
                                                              -----------  -----------   -----------  -----------
                                                              -----------  -----------   -----------  -----------

Net income (loss) per share (basic and diluted). . . . . . .       $0.20        $(0.86)      $(0.05)       $(1.62)
                                                              -----------  -----------   -----------  -----------
                                                              -----------  -----------   -----------  -----------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     The Company is a leading publisher of special-interest magazines with a diverse portfolio of more than 120 publications, including 38 monthly, 14 bimonthly and 68 single issue or annual publications. According to the latest survey by Veronis, Suhler and Associates ("VSA") of 84 general-interest and 111 special-interest magazines, special-interest magazine publishing was the fastest growing sector of the consumer magazine industry over the most recently reported five year period. The special-interest nature of the Company's magazines creates an opportunity for its advertisers to efficiently reach their target audience, as the Company's enthusiast readers value special-interest magazines for both their product information as well as editorial content. The Company is actively expanding and diversifying the scope of its media activities to enhance its revenues by providing multi-media solutions for marketers. These activities include licensing arrangements, trade shows, consumer events, databases, custom publishing, radio and television programs and retail promotions.

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

     The principal components of the Company's production and selling costs are raw materials, advertising sales, distribution, printing and binding and editorial expenses. During the second quarter of 1998, the Company extended its contract with its current printer. This extension also included extending the terms on which the Company will purchase paper through 2006. The Company currently purchases all of its paper requirements on an as needed basis. As a result, the Company does not carry a significant amount of paper in inventory.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - (CONTINUED)


                               RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE
THREE MONTHS ENDED SEPTEMBER 30, 1997

     NET REVENUES. Net revenues increased $19.3 million, or 30.3%, to $83.0 million for the three months ended September 30, 1998 from $63.7 million for the three months ended September 30, 1997. This increase is primarily the result of a $9.6 million, or 25.1%, increase in advertising revenues, a $3.2 million, or 27.4% increase in newsstand revenues, a $4.1 million or 34.4% increase in subscription revenues and a $2.4 million increase in other revenues over the same period in the prior year. These increases are primarily the result of an overall increase in the Company's advertising rates and higher advertising revenues from several of the Company's core magazines. Also, the Company experienced increases in subscription activity and copies of the Company's magazines sold at the newsstand, all primarily resulting from the Company's increased direct mail campaigns and nationwide marketing efforts. Additionally, during the third quarter of 1998, the Company recognized revenues of $3.6 million resulting from various projects relating to its Enterprises and Events divisions, which included significant licensing activity, and various other events and shows. Licensing revenues will vary from period to period depending on the volume and extent of these licensing arrangements entered into during any particular period.

     PRODUCTION, SELLING AND OTHER DIRECT COSTS. Production, selling and other direct costs increased approximately $11.6 million, or 26.7%, to nearly $55.1 million for the three months ended September 30, 1998, from $43.5 million for the three months ended September 30, 1997. The increase is primarily a result of: (i) a $2.7 million, or 39.3% increase in advertising sales costs related to the Company's continuing efforts to invest in and market its current and new products, (ii) a $2.1 million, or 40.2% increase in editorial costs which resulted from expanding the number and size of current products and the consolidation of acquired publications, (iii) an increase of $1.0 million in direct costs relating to shows and licensing activities, and (iv) an increase in overall distribution expenses of $2.2 million, or 37.3%. In addition, paper and printing costs increased by $5.3 million, or 39.1%, resulting from a significant increase in the number of copies produced during the third quarter of 1998, compared to the third quarter of 1997, as evidenced by a corresponding substantial increase in newsstand and subscription revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2.2 million, or 62.9%, to nearly $5.7 million for the three months ended September 30, 1998, from $3.5 million for the same period of the prior year. This increase resulted primarily from the Company's hiring of additional management and personnel relating to its various operations, including the continued development of its Enterprises division and events operations as a result of its continuing efforts to become a complete marketing solutions company, as well as the absorption of expenses from acquired companies.

     INCOME FROM OPERATIONS. Income from operations increased $15.9 million to $11.4 million for the three months ended September 30, 1998 from a loss of $4.5 million for the three months ended September 30, 1997, primarily as a result of the combination of reasons stated above, as well as a $12.2 million non-cash compensation expense which was recorded in 1997.

     INTEREST EXPENSE. Interest expense decreased by nearly $2.7 million to $4.6 million for the third quarter of 1998 compared to $7.2 million for third quarter of 1997. This decrease was the result of the Company eliminating its 11 1/8% Senior Subordinated Notes with proceeds from its initial public offering, cash from operations and proceeds from the Company's new credit facilities. In addition, the Company's interest rate on borrowed funds decreased compared to the same quarter of the prior year. (See Note 4 in the Notes to Condensed Consolidated Financial Statements herein).

     NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net income attributable to common shareholders for the three months ended September 30, 1998 was nearly $7.1 million, compared to a net loss of $23.2 million for the same period of the prior year. The $30.3 million increase in net income is primarily the result of: (i) improved operations during the third quarter of 1998 as noted above, (ii) the decrease in interest expense period to period, and (iii) a $12.2 million non-cash compensation charge relating to the Company's initial public offering and a $5.5 million preferred unit dividend, both of which were recorded during the third quarter of 1997.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE
NINE MONTHS ENDED SEPTEMBER 30, 1997

     NET REVENUES. Net revenues increased $44.9 million, or 24.4%, to $228.7 million for the nine months ended September 30, 1998 from $183.8 million for the nine months ended September 30, 1997. This increase is primarily the result of a $17.6 million, or 15.7%, increase in advertising revenues, a $7.2 million, or 21.7% increase in newsstand revenues, a $10.5 million or 31.4% increase in subscription revenues and a $9.6 million increase in other revenues over the same period in the prior year. These increases are primarily the result of: (i) an overall increase in the Company's advertising rates as well as higher advertising revenues from several of the Company's core magazines and (ii) increases in subscription activity and copies of the Company's magazines sold at the newsstand, all primarily resulting from the Company's increased direct mail campaigns and nationwide marketing efforts. Additionally, during the first nine months of 1998, the Company recognized revenues of $13.6 million resulting from numerous projects relating to its Enterprises and Events divisions, which included significant licensing activity, and various other events and shows. Licensing revenues will vary from period to period depending on the volume and extent of these licensing arrangements entered into during any particular period.

     PRODUCTION, SELLING AND OTHER DIRECT COSTS. Production, selling and other direct costs increased approximately $26.5 million, or 21.0%, to $152.5 million for the nine months ended September 30, 1998, from $126.0 million for the nine months ended September 30, 1997. The increase is primarily a result of: (i) a $4.9 million, or 23.6% increase in advertising sales costs related to the Company's continuing efforts to invest in and market its current and new products, (ii) a $4.8 million, or 33.7% increase in editorial costs which resulted from expanding the number and size of current products and the consolidation of acquired publications, (iii) an increase of $4.2 million in direct costs relating to shows and licensing activities, and (iv) an increase in overall distribution expenses of $4.4 million, or 25.7%. In addition, paper and printing costs increased by $10.1 million, or 25.2%, resulting from a significant increase in the number of copies produced during the first nine months of 1998, compared to same period in 1997, as evidenced by a corresponding substantial increase in newsstand and subscription revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $5.6 million, or 44.8%, to $18.1 million for the nine months ended September 30, 1998, from $12.5 million for the same period of the prior year. This increase resulted primarily from the Company's continuing efforts to become a complete marketing solutions company by (i) hiring additional management and personnel relating to its various operations including the establishment of its Enterprises division and events operations and (ii) the absorption of general and administrative expenses from acquired companies.

     INCOME FROM OPERATIONS. Income from operations increased $21.9 million to $28.0 million for the nine months ended September 30, 1998 from $6.1 million for the nine months ended September 30, 1997, primarily as a result of the combination of reasons stated above, as well as a $12.2 million non-cash compensation expense which was recorded in 1997.

     INTEREST EXPENSE. Interest expense decreased to $12.0 million for the nine months ended September 30, 1998 compared to $23.1 million for the same period in 1997. This decrease was primarily the result of the Company eliminating its 11 1/8% Senior Subordinated Notes with proceeds from its initial public offering, cash from operations and proceeds from the Company's new credit facilities. In addition, the Company's interest rate on borrowed funds decreased compared to the same period of the prior year. (See Note 4 in the Notes to Condensed Consolidated Financial Statements herein).

     EXTRAORDINARY ITEM. During the nine months ended September 30, 1998, the Company recorded a loss on early extinguishment of debt in the amount of $18.5 million resulting from one time charges relating to the repurchase of $75.0 million in its 11 1/8% Senior Subordinated Notes and establishing the new Senior Credit Facility.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS - (CONTINUED)

     NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. Net loss attributable to common shareholders for the nine months ended September 30, 1998 was $1.8 million, compared to $43.5 million for the same period of the prior year.
The $41.7 million decrease in net loss is primarily the result of: (i) improved operations during the first nine months of 1998 as noted above, (ii) the decrease in interest expense period to period, and (iii) a $20.9 million preferred unit dividend, a $12.2 million non-cash compensation expense and a $6.3 million loss on early extinguishment of debt, all of which were recorded during the first nine months of 1997, offset by a $18.5 million loss on early extinguishment of debt recorded in 1998.

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

     Cash and cash equivalents totaled $2.0 million and working capital (excluding the current portion of unearned subscription revenue) totaled $30.8 million at September 30, 1998. At December 31, 1997, cash and cash equivalents totaled $5.9 million and working capital (excluding the current portion of unearned subscription revenue) totaled $15.3 million.

     The Company's net cash provided by operations was $4.7 million for the nine months ended September 30, 1998 compared to $27.8 million for the nine months ended September 30, 1997. Of this decrease, approximately $36.2 million was related to changes of operating asset and liability balances. EBITDA, which is a measure of cash based income, increased $12.5 million, or 26.3%, to $60.0 million for the nine months ended September 30, 1998, from $47.5 million for the same period in 1997. Improved operations including an increase in revenues from the events and enterprise divisions of the Company were the primary contributing factors to the increase in EBITDA.

     The Company's net cash used in investing activities was $105.0 million for the nine months ended September 30, 1998, compared to net cash provided by investing activities of $1.7 million for the same period of the prior year. During the first nine months of 1998, the Company used funds of approximately $91.0 million for acquisitions, including the purchase of nearly twenty-five (25) magazine titles from various publishers and a variety of other media ventures. The Company's operations are not capital intensive and at September 30, 1998, there are no material capital commitments. The Company's capital expenditures were $2.2 million and $.7 million in the nine months ended September 30, 1998 and 1997, respectively.

     The Company's net cash provided by financing activities was $96.3 million for the nine months ended September 30, 1998 and was comprised primarily of $184.0 million in proceeds from bank borrowings, offset in part by $75.0 million used to pay off the remaining 11 1/8% Senior Subordinated Notes, all of which represented an early repayment. During the nine months ended September 30, 1998, the Company entered into the Revolving Credit Facility which provides for up to $325 million in borrowings, comprised of a $175 million seven-year Senior Secured Revolving Loan Facility due 2005, and a $150 million nine-year Senior Secured Term Loan due 2007.

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

                                                Nine Months Ended September 30,
      (unaudited and in thousands)                     1998          1997
                                                     --------      --------
    Total net revenues                               $228,690      $183,829
    Production, selling & other direct costs
     (excluding depreciation of $1,350 and $1,405
     for the nine months ended September 30, 1998
     and 1997, respectively)                          151,138       124,565
                                                     --------      --------
                                                       77,552        59,264
    General & administrative expenses                 (18,105)      (12,461)
    Other adjustments                                     593           683
                                                     --------      --------
    EBITDA                                           $ 60,040      $ 47,486
                                                     ========      ========

     The Company's EBITDA increased $12.5 million, or 26.3%, to $60.0 million for the nine months ended September 30, 1998 from $47.5 million for the nine months ended September 30, 1997. Improved operations including an increase in revenues from the events and enterprise divisions of the Company were the primary contributing factors to the increase in EBITDA. EBITDA as a percentage of net revenues increased to 26.3% from 25.8% for the same periods.

YEAR 2000

     The Company currently is working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's information technology ("IT") and non-IT systems. The year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company has conducted a review of its computer systems devices, applications and manufacturing equipment (collectively, "Computer Systems") and has identified those areas that could be affected by Year 2000 noncompliance. Additionally, the Company has appointed a program manager for Year 2000 compliance and is presently assessing the affected Computer Systems and is developing plans to address the required modifications. The Company presently intends to utilize internal and external resources to correct or reprogram and test its Computer Systems for Year 2000 compliance. The Company has estimated that its total cost associated with Year 2000 compliance will be less than $1.0 million and as such, not material to its financial position, results of operations or cash flows. As of September 30, 1998, the Company had incurred costs of approximately $90,0000 relating to the Year 2000 issue.

     Additionally, the Company is in the process of communicating with all known suppliers, service providers, distributors, wholesalers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements. The Company has not determined the impact, if any, on its operations if Third Party Businesses fail to comply with Year 2000 requirements. However, if modifications of the Company's business critical Computer Systems, or Computer Systems of key Third Party Businesses, are not completed in a timely manner, the Year 2000 issue could have an adverse effect on the operations and financial position of the Company.

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
            Not applicable

Item 2.   CHANGES IN SECURITIES
            Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
            Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

Item 5.   OTHER INFORMATION
            Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              27   Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                    SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              The Petersen Companies, Inc.


Dated:    November 6, 1998    By:   /s/  Richard S Willis
                                  --------------------------
                                  Richard S Willis
                                  Executive Vice President and
                                  Chief Accounting Officer